Form 10-Q
BRAUVIN REAL ESTATE FUND LP 3
filed 1995-05-22
CIK 715988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ________________.

     Commission File Number          0-11975

                         BRAUVIN REAL ESTATE FUND L.P. 3
     (Exact name of registrant as specified in its charter)

                Delaware                               36-3290420
    (State or other jurisdiction of                (I.R.S.  Employer
     incorporation or organization)                Identification Number)

     150 South Wacker Drive, Suite 1020, Chicago, Illinois        60606
     (Address of principal executive offices)                   (Zip Code)

                                 (312) 443-0922
                    (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.               YES    X      NO










                       BRAUVIN REAL ESTATE FUND L.P. 3


                                      INDEX


                                                                 Page

PART I    Financial Information

   Item 1. Financial Statements . .                                3

          Statements of Net Liabilities in Liquidation at March
          31, 1995 (unaudited) and December 31, 1994 (audited) -
          (Liquidation Basis). . . . .                             4

          Statement of Changes in Net Liabilities in Liquidation
          for the three months ended March 31, 1995  (unaudited) -
          (Liquidation Basis) . . . . . .                          5

          Statement of Operations for the three months ended
          March 31, 1994 (unaudited) -  (Going Concern Basis) .. . 6

          Statement of Cash Flows for the three months ended
          March 31, 1994 (unaudited) - (Going Concern Basis). .. . 7

          Notes to Financial Statements. . . . . . . . . .         8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . .10


PART II   Other Information


   Item 1. Legal Proceedings. . .                                  11

   Item 2. Changes in Securities.                                  11

   Item 3. Defaults Upon Senior Securities.                        11

   Item 4. Submission of Matters to a Vote of Security Holders     11

   Item 5. Other Information. . .                                  11

   Item 6. Exhibits and Reports on Form 8-K                        11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .         12

                       PART I - FINANCIAL INFORMATION


ITEM 1.    Financial Statements

     Except for the December 31, 1994 audited Statement of Net
Liabilities in Liquidation, the following
Statement of Net Liabilities in Liquidation as of March 31, 1995, the Statement of Changes in Net Liabilities in Liquidation for the three months ended March 31, 1995, Statement of Operations for the three months ended
March 31, 1994, and Statement of Cash Flows for the three months ended March 31, 1994 for Brauvin Real
Estate Fund L.P. 3 (the "Partnership") are unaudited and have not been examined by independent public accountant but reflect in the opinion of the management, all adjustments necessary to present fairly the information required.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                       BRAUVIN REAL ESTATE FUND L.P. 3
                      (a Delaware limited partnership)


                STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                             (Liquidation Basis)

                                       March 31,       December 31,
                                         1995              1994
                                      (Unaudited)       (Audited)

ASSETS
Cash                             $     59,035        $   65,468
Tenant receivables                    156,712            17,475
Other assets                           24,760            16,454
Due from affiliates                    18,722                --
Real estate held for sale           4,974,040         4,974,040

  Total Assets                     $5,233,269        $5,073,437


LIABILITIES
Accounts payable and other accrued
  expenses                       $     48,343      $     42,213
Due to affiliates                     597,682           574,171
Security deposits                      46,538            40,152
Note payable                          125,000           125,000
Mortgages payable                   4,576,198         4,608,211
Estimated losses through date
of liquidation                        319,818           164,000

  Total Liabilities                 5,713,579         5,553,747

Net liabilities in liquidation    $   480,310       $   480,310











                          See accompanying notes.

                        BRAUVIN REAL ESTATE L.P.  3
                     (a Delaware limited partnership)

    STATEMENT OF CHANGES IN NET LIABILITIES  IN LIQUIDATION-(UNAUDITED)
                  For the three months ended March 31, 1995
                             (Liquidation Basis)




Net liabilities in liquidation at December 31, 1994    $    (480,310)

Net liabilities in liquidation at March 31, 1995       $    (480,310)

































                          See accompanying notes.
                       BRAUVIN REAL ESTATE FUND L.P. 3
                      (a Delaware limited partnership)

                    STATEMENT OF OPERATIONS - (UNAUDITED)
                 For the three months ended March 31, 1994
                           (Going Concern Basis)




      INCOME:

      Rental                                    $    239,663
      Interest                                            40
      Other                                           30,518

        Total income                                 270,221


      EXPENSES:

      Interest                                       105,949
      Depreciation                                    54,780
      Real estate taxes                               22,200
      Repairs and Maintenance                         19,531
      Other property operating                        59,809
      General and administrative                      31,576

        Total expenses                               293,845

      Net Loss                                  $   (23,624)

      Net loss allocated to:
        Limited Partners                        $   (23,388)
        General Partners                               (236)
                                                 $  (23,624)

      Net loss per Limited Partnership Interest
      (7,729 Units):                            $      (3.03)







                           See accompanying notes.

                      BRAUVIN REAL ESTATE FUND L.P. 3
                      (a Delaware limited partnership)

                     STATEMENT OF CASH FLOWS-(UNAUDITED)
                  For the three months ended March 31, 1994
                           (Going Concern Basis)



Cash Flow From Operating Activities:
 Net loss                                          $    (23,624)
 Adjustments to reconcile net loss to
   cash provided by operating activities:
Depreciation and amortization expense                    56,697
Changes in assets and liabilities:
 Increase in tenant receivables, net                    (27,671)
 Decrease in other assets                                43,280
 Decrease in due from affiliates                         28,081
 Decrease in accounts payable and accrued expenses      (48,878)
 Increase in tenant security deposits                     3,905
Total adjustments                                        55,414
Net cash provided by operating activities                31,790

Cash Flow From Investing Activities:
Capital expenditures                                     (3,225)
Cash used by investing activities                        (3,225)

Cash Flow From Financing Activities:
Repayment of mortgages                                  (28,565)
Cash used by financing activities                       (28,565)

Net increase in cash and cash equivalents                    --
Cash and cash equivalents at beginning of period             --
Cash and cash equivalents at end of period      $            --












                           See accompanying notes.

                      BRAUVIN REAL ESTATE FUND L.P. 3
                     (a Delaware limited partnership)

                       NOTES TO FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair
presentation have been included.   For further information, refer
to the financial statements and footnotes thereto included in the and Partnership's annual report on Form 10-K for the year ended December 31, 1994.

     As a result of the General Partners' decision to cease operations, and in accordance with generally accepted accounting principles, the Partnership's financial statements as of March 31, 1995 have been prepared on a liquidation basis. Accordingly, the carrying values of the assets are presented at estimated realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis required significant assumptions by management, including assumptions regarding the amounts that creditors would agree to accept in settlement of obligations due them, the estimate of liquidation costs to be incurred and the resolution of contingent liabilities, including tax liabilities, resulting from the liquidation.
There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net liabilities recorded in the statement of net liabilities in liquidation as of March 31, 1995.


(2)  MORTGAGES AND NOTE PAYABLE

     On April 20, 1995, the Partnership received a modification from the Bear Canyon I first mortgage lender extending the maturity date from May 1, 1995 to May 1, 1996. The modification increased the interest rate from 8.87% to 10.00%.

(3)  ADJUSTMENT TO LIQUIDATION BASIS

     At July 1, 1994, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. At March 31, 1995, the provision for estimated losses through date of liquidation was increased by $155,818, net income from operations. The provision was increased based on the Partnership's reassessment of the estimate of costs to complete the liquidation.

                      BRAUVIN REAL ESTATE FUND L.P. 3
                     (a Delaware limited partnership)

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

(4)  TRANSACTIONS WITH AFFILIATES

     The General Partners and other affiliates provide various services to support operating activities of the Partnership. Fees, commissions and other expenses incurred by the Partnership with respect to such services for the three months ended March 31, 1995 and 1994 are as follows:

                                        1995             1994

   Legal fees                      $      300       $     900
   Management fees and
       reimbursable administrative service             22,427
36,625


     The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. Management fees cannot exceed 6% of gross operating revenues generated by the Partnership properties. The Partnership had payables to affiliates for management fees and reimbursable administrative services of $456,226 and $433,015 at March 31, 1995 and December 31, 1994, respectively. The Partnership had payables to affiliates for legal fees of $141,456 and $141,156 at March 31, 1995 and December 31, 1994,
respectively.

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations.

      Liquidity and Capital Resources

      The General Partners of the Partnership have decided to conclude the Partnership operations.
During the first quarter of 1995, the Partnership continued to work toward the disposition of its properties and the winding up of its affairs. The Partnership continues to be unable to pay its operating expenses and several expense items are being accrued for payment out of property sales proceeds.

      During the quarter the occupancy rate remained near 100% for the Bear Canyon properties with renewal rates meeting our increased expectations. Sales efforts for all three buildings have produced a number of interested buyers. The Partnership has accepted a purchase offer for Bear Canyon II of approximately $920,000. The buyer has obtained a financing commitment and the closing is projected to occur prior to May 30, 1995.

      On April 20, 1995, the Partnership received a modification from the Bear Canyon I first mortgage lender extending the maturity date from May 1, 1995 to May 1, 1996. The modification increased the interest rate from 8.875% to 10.00%.

      The Partnership negotiated the transfer of control of Country Club Plaza during the fourth quarter of 1994. The transfer of ownership to the lender of the property is expected to occur by the end of the second quarter of 1995.

      It is the intention of the General Partners to conclude the Partnership's operations in 1995. There can be no assurance that this timing will be met due to circumstances beyond the control of the General
Partners. In light of the Partnership's current operating condition and expenses which have been accrued, the proceeds from the sale of the Partnership's properties will, in all likelihood, not be sufficient to return investors' initial capital.

Results of Operations - For the three months ended March 31, 1995 compared to March 31, 1994

      Pursuant to its liquidation basis of accounting, results of operations for the three months ended
March 31, 1995 reflected net income of $155,818 compared to a net loss of $23,624 for the three months ended March 31, 1994.

      Total revenue generated for the three months ended March
31, 1995 was $376,930 compared to
$270,221 for the three months ended March 31, 1994, an increase of approximately $106,700. The increase in revenue was due to increased occupancy and rental rates at the Bear Canyon properties.

      Total expenses for the three months ended March 31, 1995
was $221,112 compared to $293,845
for the three months ended March 31, 1994, a decrease of approximately $72,700. The decrease in expenses is mainly due to a decrease in depreciation expense as a result of the liquidation basis of accounting which reduced the properties to their net realizable value.

                        PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

       On July 22, 1994 a complaint was filed with the second Judicial District Court, in the County of
Bernalillo, in the State of New Mexico, against the Partnership and Brauvin Real Estate Fund L.P. 4 (BREF
4), (the "Defendants"). United of Omaha Life Insurance Company (the "Plaintiff") alleges that the
Defendants failed and refused to make payments when due and are in default under the Modification
Agreements, secured by the Bear Canyon III building and a property in BREF 4, dated November 13, 1991.
The Plaintiff declared due and owing, from the Partnership only, the principal sum of $1,510,300, together with accrued interest of $594,954, and non-payment of cash flow payments in the amount of $25,930, totaling $2,131,184. On September 6, 1994, the Partnership filed an answer and counterclaim. The counterclaim alleges breach of contract and breach of the duty of good faith and dealing. The Partnership believes the Plaintiff's claim lacks merit and intends to oppose the claim vigorously and to proceed to prosecute the counterclaim. Given the recent nature of these actions, no prediction as to the possible outcome can be made.


Item 2.     Changes in Securities.

       None.

Item 3.     Default Upon Senior Securities.

       None.

Item 4.     Submission of Matters to a Vote of Security Holders.

       None.

Item 5.     Other Information.

       None.

Item 6.     Exhibits And Reports On Form 8-K.

       None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     BY:   Brauvin Realty Partners, Inc.
                                           Corporate General Partner of
                                           Brauvin Real Estate Fund L.P. 3


                                     BY:   /s/ Jerome J. Brault
                                           Jerome J. Brault
                                           President and
                                           Chief Executive Officer


                                     DATE: May 18, 1995



                                     BY:   /s/ Thomas J. Coorsh
                                           Thomas J. Coorsh
                                           Chief Financial Officer


                                     DATE: May 18, 1995