Form 10-Q/A
period 1995-03-31
BRAUVIN REAL ESTATE FUND LP 3
filed 1995-07-13
CIK 715988

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q/A


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

                        PART II - OTHER INFORMATION



Item 6.     Exhibits And Reports On Form 8-K.

       Exhibit 27 - Financial Data Schedule.

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


                                     DATE: July 13, 1995



                                     BY:   /s/ Thomas J. Coorsh
                                           Thomas J. Coorsh
                                           Chief Financial Officer


                                     DATE: July 13, 1995