Form 10-Q
period 1995-06-30
BRAUVIN REAL ESTATE FUND LP 3
filed 1995-08-14
CIK 715988

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the ecurities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES    X      NO

                   BRAUVIN REAL ESTATE FUND L.P. 3

                                INDEX
                                                           Page
PART I    Financial Information
Item 1.   Financial Statements . . . .                       3

          Statements of Net Liabilities in Liquidation
          at June 30, 1995 (unaudited) and December 31,
          1994 (audited) -(Liquidation Basis). . . . .       4

          Statement of Changes in Net Liabilities in
          Liquidation for the six months ended June 30,
          1995 (unaudited) - (Liquidation Basis) . . .       5

          Statement of Changes in Net Liabilities in
          Liquidation for the three months ended June 30,
          1995 (unaudited) - (Liquidation Basis)             6

          Statement of Operations for the six months
          ended June 30, 1994 (unaudited) -  (Going
          Concern Basis) . . . . . . . . . . . . . .         7

          Statement of Operations for the three months
          ended June 30, 1994 (unaudited) - (Going
          Concern Basis) . . . . . . . . . . . . . .         8

          Statement of Cash Flows for the six months
          ended June 30, 1994 (unaudited) - (Going
          Concern Basis). . . . . . . . . . . . . . .       9

          Notes to Financial Statements. . . . . . .       10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.  13

PART II   Other Information
Item 1.   Legal Proceedings. . . . .                      15
Item 2.   Changes in Securities. . . .                    15
Item 3.   Defaults Upon Senior Securities. . . .          15
Item 4.   Submission of Matters to a Vote of
          Security Holders                                15
Item 5.   Other Information. . . . . .                    15
Item 6.   Exhibits and Reports on Form 8-K . . . . . . .  15
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .  16

                     PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

     Except for the December 31, 1994 audited Statement of Net Liabilities in Liquidation, the following Statement of Net Liabilities in Liquidation as of June 30, 1995, the Statement of Changes in Net Liabilities in Liquidation for the six months ended June 30, 1995, Statements of Operations for the six and three months ended June 30, 1994, and Statement of Cash Flows for the six months ended June 30, 1994 for Brauvin Real Estate Fund L.P. 3 (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect in the opinion of management, all adjustments necessary to present fairly the information required.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                    BRAUVIN REAL ESTATE FUND L.P. 3
                    (a Delaware limited partnership)

              STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                          (Liquidation Basis)


                                 June 30,        December 31,
                                   1995               1994
                               (Unaudited)        (Audited)

ASSETS
Cash                        $      51,284     $      65,468
Tenant receivables                  9,485            17,475
Other assets                       25,002            16,454
Real estate held for sale       2,015,650         4,974,040

  Total Assets                 $2,101,421        $5,073,437


LIABILITIES
Accounts payable and other
accrued expenses             $     32,361      $     42,213
Due to affiliates                 219,321           574,171
Security deposits                  29,590            40,152
Note payable                           --           125,000
Mortgages payable               1,812,781         4,608,211
Estimated losses through
date of liquidation               200,000           164,000

  Total Liabilities             2,294,053         5,553,747

Net liabilities in liquidation$   192,632       $   480,310




                     See accompanying notes.

                     BRAUVIN REAL ESTATE L.P.  3
                   (a Delaware limited partnership)

            STATEMENT OF CHANGES IN NET LIABILITIES IN
                        LIQUIDATION-(UNAUDITED)
                 For the six months ended June 30, 1995
                         (Liquidation Basis)

Net liabilities in liquidation at December 31,1994 $    (480,310)

Adjustment to provision of estimated losses through
   date of liquidation                                    287,678

Net liabilities in liquidation at June 30, 1995    $    (192,632)









                          See accompanying notes.

                    BRAUVIN REAL ESTATE L.P.  3
                   (a Delaware limited partnership)

          STATEMENT OF CHANGES IN NET LIABILITIES  IN
                    LIQUIDATION-(UNAUDITED)
               For the three months ended June 30, 1995
                         (Liquidation Basis)


Net liabilities in liquidation at March 31, 1995  $    (480,310)

Adjustment to provision of estimated losses
through date of liquidation                              287,678

Net liabilities in liquidation at June 30, 1995   $    (192,632)





                     See accompanying notes.

                    BRAUVIN REAL ESTATE FUND L.P. 3
                    (a Delaware limited partnership)

                 STATEMENT OF OPERATIONS - (UNAUDITED)
                For the six months ended June 30, 1994
                        (Going Concern Basis)




      INCOME:

      Rental                                         $    479,404
      Interest                                                 77
      Other                                                43,723

        Total income                                      523,204


      EXPENSES:

      Interest                                            211,533
      Depreciation                                        106,968
      Real estate taxes                                    44,400
      Repairs and Maintenance                              44,090
      Other property operating                            121,418
      General and administrative                          150,472

        Total expenses                                    678,881

      Net Loss                                       $  (155,677)

      Net loss allocated to:
        General Partners                           $      (1,557)
        Limited Partners                                (154,120)
                                                     $  (155,677)

      Net loss per Limited Partnership Interest
      (7,729 Units):                                 $    (19.94)



                   See accompanying notes.

                   BRAUVIN REAL ESTATE FUND L.P. 3
                   (a Delaware limited partnership)

                 STATEMENT OF OPERATIONS - (UNAUDITED)
                 For the three months ended June 30,



                                                         1994
       INCOME:
         Rental                                      $  239,741
         Interest                                            37
         Other                                           13,205

        Total income                                    252,983

      EXPENSES:

        Interest                                        105,584
        Depreciation                                     52,188
        Real estate taxes                                22,200
        Repairs and maintenance                          24,559
        Other property operating                         61,609
        General and administrative                      118,896

        Total expenses                                  385,036

      Net loss                                         $(132,053)

      Net (loss) income allocated to:
      General Partners                                $  (1,321)
      Limited Partners                                 (130,732)

                                                      $(132,053)

      Net (loss) income per LimitedPartnership
       Interest (7,729 Units):                         $ (16.91)




                      See accompanying notes.

                  BRAUVIN REAL ESTATE FUND L.P. 3
                  (a Delaware limited partnership)

                  STATEMENT OF CASH FLOWS-(UNAUDITED)
                For the six months ended June 30, 1994
                        (Going Concern Basis)



Cash Flow From Operating Activities:
 Net loss                                           $(155,677)
 Adjustments to reconcile net loss to
   cash provided by operating activities:
Depreciation and amortization expense                 110,802
Changes in assets and liabilities:
 Increase in tenant receivables, net                  (32,778)
 Decrease in other assets                              42,558
 Decrease in due from affiliates                      146,548
 Decrease in accounts payable and accrued expenses    (47,518)
 Increase in tenant security deposits                   6,556
Total adjustments                                     226,168
Net cash provided by operating activities              70,491

Cash Flow From Investing Activities:
Capital expenditures                                  (9,644)
Cash used by investing activities                     (9,644)

Cash Flow From Financing Activities:
Repayment of mortgages                               (60,847)
Cash used by financing activities                    (60,847)

Net increase in cash and cash equivalents               --
Cash and cash equivalents at beginning of period        --
Cash and cash equivalents at end of period           $  --




                  See accompanying notes.

                   BRAUVIN REAL ESTATE FUND L.P. 3
                   (a Delaware limited partnership)

                    NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994.

     As a result of the General Partners' decision to cease operations, and in accordance with generally accepted accounting principles, the Partnership's financial statements as of June 30, 1995 have been prepared on a liquidation basis. Accordingly, the carrying values of the assets are presented at estimated realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis required significant assumptions by management, including assumptions regarding the amounts that creditors would agree to accept in settlement of obligations due them, the estimate of liquidation costs to be incurred and the resolution of contingent liabilities, including tax liabilities, resulting from the liquidation. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net liabilities recorded in the statement of net liabilities in liquidation as of June 30, 1995.



(2)  MORTGAGES AND NOTE PAYABLE

     On April 20, 1995, the Partnership received a modification from the Bear Canyon I first mortgage lender extending the maturity date from May 1, 1995 to May 1, 1996. The modification increased the interest rate from 8.87% to 10.00%.

     On May 26, 1995, the Partnership paid off the Bear Canyon II first mortgage as the result of the sale of Bear Canyon II to an unaffiliated third party for $920,000. (See Note 5)

     On May 31, 1995, a Certificate of Sale for Country Club was executed and filed by the Brevard County, Florida Circuit Court as a result of the uncontested final Judgment of Foreclosure, dated April 25, 1995. On June 13, 1995, the Certificate of Title was issued to the new unaffiliated owner of Country Club. (See Note 6)

(3)  ADJUSTMENT TO PROVISION OF ESTIMATED LOSSES THROUGH DATE OF
     LIQUIDATION

     At July 1, 1994, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. At June 30, 1995, the provision for estimated losses through date of liquidation was decreased by $287,678.
The provision was decreased based on the Partnership's reassessment of the estimate of costs to complete the liquidation

(4)  TRANSACTIONS WITH AFFILIATES

     The General Partners and other affiliates provide various services to support operating activities of the Partnership. Fees, commissions and other expenses incurred by the Partnership with respect to such services for the six months ended June 30, 1995 and 1994 are as follows:
                                           1995        1994

   Legal fees                          $     --    $   1,800
   Management fees and
   reimbursable administrative service   45,189      145,710


     The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. Management fees cannot exceed 6% of gross operating revenues generated by the Partnership properties. The Partnership had payables to affiliates for management fees and reimbursable administrative services of $193,247 and $433,015 at June 30, 1995 and December 31, 1994, respectively. The Partnership had payables to affiliates for legal fees of $26,075 and $141,156 at June 30, 1995 and December 31, 1994, respectively.

(5)  SALE OF BEAR CANYON II BUILDING

     On May 26, 1995, the Partnership sold the Bear Canyon II building to an unaffiliated third party for $920,000. The net sales proceeds to the Partnership were approximately $377,000. Pursuant to the liquidation basis of accounting, the gain of $24,969 related to the sale served to increase the provision of estimated losses through date of liquidation.

(6) FORECLOSURE SALE OF COUNTRY CLUB

      On August 19, 1994, the Partnership received a notice of default from the Country Club first mortgage lender. The notice stated that the default was a result of the Partnership's failure to make the interest payments of $18,065 due July 8, 1994 and August 8, 1994. The notice also stated that the Partnership had five business days from receipt of the notice to cure the default or the lender would exercise its rights granted under the security documents by and between the Partnership and the lender. The Partnership decided not to cure the default and on October 19, 1994, agreed to a joint stipulation for entry of final judgement of foreclosure and for appointment of a receiver. The Partnership and lender further agreed that if the receiver is unsuccessful in liquidating the property by May 31, 1995, the lender would immediately thereafter obtain a sale date for the property to be sold at a foreclosure sale which would take place no later than June 30, 1995.

      On May 31, 1995, a Certificate of Sale for Country Club was executed and filed by the Brevard County Florida Circuit Court as a result of the uncontested final judgement of Foreclosure, dated April 25, 1995. On June 13, 1995, the Certificate of Title was issued to the new unaffiliated owner of Country Club.

      Pursuant to the liquidation basis of accounting, the gain of $125,000 related to the foreclosure sale served to increase the provision of estimated losses through date of liquidation.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Liquidity and Capital Resources

      The General Partners of the Partnership have decided to conclude the Partnership operations. During the second quarter of 1995, the Partnership continued to work toward the disposition of its properties and the winding up of its affairs. The Partnership continues to be unable to pay its operating expenses and several expense items are being accrued for payment out of property sales proceeds.

      On May 26, 1995, the Partnership sold the Bear Canyon II building to an unaffiliated third party for approximately $920,000. Sales proceeds were used to repay the property's mortgage and satisfy a portion of the Partnership's outstanding payables.

      The Partnership continues to actively market Bear Canyon I and Bear Canyon III. A new local broker has been engaged to assist in the sales. Some minor cosmetic improvements have been made to facilitate the sale. The properties have been reviewed by several prospective purchasers.

      On May 31, 1995, a Certificate of Sale for Country Club was executed and filed by the Brevard County, Florida Circuit Court as a result of the uncontested Final Judgment of Foreclosure, dated April 25, 1995. On June 13, 1995, the Certificate of Title was issued to the new unaffiliated owner of Country Club.

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

Results of Operations - For the six and three months ended June
30, 1995 compared to June 30, 1994

Pursuant to its liquidation basis of accounting, results of operations have been charged to the provision of estimated losses through date of liquidation. The results of operations for the six months ended June 30, 1995 reflect net income of $43,547 compared to a net loss of $155,677 for the six months ended June 30, 1994, an increase of approximately $199,224. The increase in net income was mainly due to the decrease in total expenses. The results of operations for the three months ended June 30, 1995 reflect a net loss of $112,271 compared to a net loss of $132,053 for the three months ended June 30, 1994, a decrease of approximately $19,800. The decrease in net loss was due to the decrease in total expenses.

      Total income generated for the six months ended June 30, 1995 was $475,399 compared to $523,204 for the six months ended June 30, 1994, a decrease of approximately $47,800. Total income generated for the three months ended June 30, 1995 was $98,469 compared to $252,983 for the three months ended June 30, 1994, a decrease of approximately $154,500. The decrease in total income is due to a decrease in rental income as the result of the decrease in properties owned and operated during the second quarter of 1995.

      Total expenses for the six months ended June 30, 1995 were $433,060 compared to $678,881 for the six months ended June 30, 1994, a decrease of approximately $245,800. Total expenses for the three months ended June 30, 1995 were $211,948 compared to $385,036 for the three months ended June 30, 1994, a decrease of approximately $173,000. The decrease in expenses is mainly due to a decrease in depreciation expense as a result of the liquidation basis of accounting which reduced the properties to their net realizable value and the decrease of property operating expenses as the result of the decrease in properties owned and operated.

                     PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

       On July 22, 1994 a complaint was filed with the second Judicial District Court, in the County of Bernalillo, in the State of New Mexico, against the Partnership and Brauvin Real Estate Fund L.P. 4 (BREF 4), (the "Defendants"). United of Omaha Life Insurance Company (the "Plaintiff") alleges that the Defendants failed and refused to make payments when due and are in default under the Modification Agreements, secured by the Bear Canyon III building and a property in BREF 4, dated November 13, 1991. The Plaintiff declared due and owing, from the Partnership only, the principal sum of $1,510,300, together with accrued interest of $594,954, and non-payment of cash flow payments in the amount of $25,930, totaling $2,131,184. On September 6, 1994, the Partnership filed an answer and counterclaim. The counterclaim alleges breach of contract and breach of the duty of good faith and dealing. During the second quarter of 1995, the complaint was settled.

Item 2.     Changes in Securities.

            None.

Item 3.     Default Upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits And Reports On Form 8-K.

Exhibit 27.  Financial Data Schedule

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


                 DATE:     August 14, 1995



                 BY:  /s/ Thomas J. Coorsh
                      Thomas J. Coorsh
                      Chief Financial Officer


                 DATE:     August 14, 1995