Form 10-Q
period 1995-09-30
BRAUVIN REAL ESTATE FUND LP 3
filed 1995-11-14
CIK 715988

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995

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

                   BRAUVIN REAL ESTATE FUND L.P. 3

                                 INDEX
                                                                Page
PART I    Financial Information
Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .       3

          Statements of Net Liabilities in Liquidation at
          September 30, 1995 (unaudited) and December 31, 1994
          (audited) - (Liquidation Basis). . . . . . . . . . . . .       4

          Statement of Changes in Net Liabilities in
          Liquidation for the nine months ended
          September 30, 1995 (unaudited) - (Liquidation Basis)      5

          Statement of Changes in Net Liabilities in Liquidation
          for the three months ended September 30, 1995
          (unaudited) - (Liquidation Basis). . . . . . . . . . . .       6

          Notes to Financial Statements. . . . . . . . . . . . . .       7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . .      10

PART II   Other Information

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .      12

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . .      12

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .      12

Item 4.   Submission of Matters to a Vote of Security Holders      12

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .      12

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .      12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

                     PART I - FINANCIAL INFORMATION


ITEM 1.    Financial Statements

     Except for the December 31, 1994 audited Statement of Net Liabilities in Liquidation, the following Statement of Net Liabilities in Liquidation as of September 30, 1995, the Statements of Changes in Net Liabilities in Liquidation for the nine and three months ended September 30, 1995, for Brauvin Real Estate Fund L.P. 3 (the "Partnership") are unaudited and have not been examined by independent public accountants but reflect in the opinion of management, all adjustments necessary to present fairly the information required.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1994 Annual Report on Form 10-K.

                    BRAUVIN REAL ESTATE FUND L.P. 3
                    (a Delaware limited partnership)

              STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                          (Liquidation Basis)


                                        September 30,      December 31,
                                           1995               1994
                                         (Unaudited)        (Audited)

ASSETS
Cash                               $   22,716        $   65,468
Tenant receivables                          15,807       17,475
Other assets                                33,702       16,454
Real estate held for sale           1,876,655         4,974,040

  Total Assets                     $1,948,880        $5,073,437


LIABILITIES
Accounts payable and other accrued
  expenses                         $   37,970        $   42,213
Due to affiliates                          215,486      574,171
Security deposits                           29,267            40,152
Note payable                                    --      125,000
Mortgages payable                        1,774,391                    4,608,211
Estimated losses through date
  of liquidation                            60,000      164,000

  Total Liabilities                      2,117,114    5,553,747

Net liabilities in liquidation     $  168,234        $  480,310













                        See accompanying notes.

                     BRAUVIN REAL ESTATE L.P.  3
                   (a Delaware limited partnership)

 STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION-(UNAUDITED) For the nine months ended September 30, 1995
                         (Liquidation Basis)



   Net liabilities in liquidation at
     December 31, 1994                             $ (480,310)

   Adjustment to provision of estimated
   losses through date of liquidation                 312,076
   Net liabilities in liquidation at
     September 30, 1995                            $ (168,234)





























                        See accompanying notes.

                     BRAUVIN REAL ESTATE L.P.  3
                   (a Delaware limited partnership)

  STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION-(UNAUDITED) For the three months ended September 30, 1995
                         (Liquidation Basis)



   Net liabilities in liquidation at
     June 30, 1995                                 $(192,632)

   Adjustment to provision of estimated
     losses through date of liquidation               24,398

   Net liabilities in liquidation at
     September 30, 1995                            $(168,234)




























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

     As a result of the General Partners' decision to cease operations, and in accordance with generally accepted accounting principles, the Partnership's financial statements as of September 30, 1995 have been prepared on a liquidation basis. Accordingly, the carrying values of the assets are presented at estimated realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis required significant assumptions by management, including assumptions regarding the amounts that creditors would agree to accept in settlement of obligations due them, the estimate of liquidation costs to be incurred and the resolution of contingent liabilities, including tax liabilities, resulting from the liquidation. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net liabilities recorded in the statement of net liabilities in liquidation as of September 30, 1995.

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

(3)       PROVISION OF ESTIMATED LOSSES THROUGH DATE OF LIQUIDATION

          At July 1, 1994, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. At September 30, 1995, the provision for estimated losses through date of liquidation was decreased by $104,000. The net decrease was due to the gain on sale of Bear Canyon I of $24,319, the gain on foreclosure of Country Club of $125,000, the nine months ended September 30, 1995 net income of $58,757 and an adjustment to the provision of $312,076. The provision was decreased based on the Partnership's reassessment of the estimate of costs to complete the liquidation.

(4)       TRANSACTIONS WITH AFFILIATES

          The General Partners and other affiliates provide various services to support operating activities of the Partnership. Fees, commissions and other expenses incurred by the Partnership with respect to such services for the nine months ended September 30, 1995 and 1994 are as follows:

                                           1995              1994

   Legal fees                               $   382          $   557
   Management fees and reimbursable
     administrative service                  66,395           83,336

     The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. Management fees cannot exceed 6% of gross operating revenues generated by the Partnership properties. The
Partnership had payables to affiliates for management fees and reimbursable administrative services of $215,486 and $433,015 at September 30, 1995 and December 31, 1994, respectively. The Partnership had payables to affiliates for legal fees of $0 and $141,156 at September 30, 1995 and December 31, 1994, respectively.

(5)  SALE OF BEAR CANYON II BUILDING

     On May 26, 1995, the Partnership sold the Bear Canyon II building to an unaffiliated third party for $920,000. The net sales proceeds to the Partnership were approximately $377,000. Pursuant to the liquidation basis of accounting, the gain of $24,319 related to the sale served to increase the provision of estimated losses through date of liquidation.

(6)   FORECLOSURE SALE OF COUNTRY CLUB

      On August 19, 1994, the Partnership received a notice of default from the Country Club first mortgage lender. The notice stated that the default was a result of the Partnership's failure to make the interest payments of $18,065 due July 8, 1994 and August 8, 1994. The notice also stated that the Partnership had five business days from receipt of the notice to cure the default or the lender would exercise its rights granted under the security documents by and between the Partnership and the lender. The Partnership decided not to cure the default and on October 19, 1994, agreed to a joint stipulation for entry of final judgement of foreclosure and for appointment of a receiver. The Partnership and lender further agreed that if the receiver is unsuccessful in liquidating the property by May 31, 1995, the lender would immediately thereafter obtain a sale date for the property to be sold at a foreclosure sale which would take place no later than September 30, 1995.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Liquidity and Capital Resources

     The General Partners of the Partnership have decided to conclude the Partnership operations. During the third quarter of 1995, the Partnership continued to work toward the disposition of its properties and the winding up of its affairs. The Partnership continues to be unable to pay its operating expenses and several expense items are being accrued for payment out of property sales proceeds.

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

     It is the intention of the General Partners to conclude the Partnership's operations during the first quarter of 1996. There can be no assurance that this timing will be met due to circumstances beyond the control of the General Partners. In light of the Partnership's current operating condition and expenses which have been accrued, the proceeds from the sale of the Partnership's properties will, in all likelihood, not be sufficient to return investors' initial capital.

Results of Operations - For the nine and three months ended September 30, 1995 compared to September 30, 1994

     Pursuant to its liquidation basis of accounting, results of operations have been charged to the provision of estimated losses through date of liquidation. The results of operations, excluding the gain on the sale of Bear Canyon I of $24,319 and the gain on the foreclosure of Country Club of $125,000, for the nine months ended September 30, 1995 reflect net income of $58,757 compared to a net loss of $214,938 for the nine months ended September 30, 1994, an increase of approximately $273,700. The results of operations for the three months ended September 30, 1995 reflect net income of $15,210 compared to a net loss of $59,261 for the three months ended September 30, 1994, an increase of approximately $74,500. The increase in net income was due to the decrease in total expenses as a result of the decrease in properties owned and operated during 1995.

     Total income generated for the nine months ended September 30, 1995 was $608,988 compared to $787,043 for the nine months ended September 30, 1994, a decrease of approximately $178,000. Total income generated for the three months ended September 30, 1995 was $133,589 compared to $263,839 for the three months ended September 30, 1994, a decrease of approximately $130,200. The decrease in total income is due to a decrease in properties owned and operated as a result of the sale of Bear Canyon I in May 1995 and the foreclosure of Country Club in June 1995.

     Total expenses for the nine months ended September 30, 1995 were $550,231 compared to $1,001,981 for the nine months ended September 30, 1994, a decrease of approximately $451,800. Total expenses for the three months ended September 30, 1995 were $118,379 compared to $323,100 for the three months ended September 30, 1994, a decrease of approximately $204,700. The decrease in expenses is mainly due to a decrease in depreciation expense as a result of the liquidation basis of accounting which reduced the properties to their net realizable value and the decrease of property operating expenses as the result of the decrease in properties owned and operated.

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


                                     DATE: November 14, 1995



                                     BY:   /s/ Thomas J. Coorsh
                                           Thomas J. Coorsh
                                           Chief Financial Officer


                                     DATE: November 14, 1995