Form 10-K
period 1995-12-31
BRAUVIN REAL ESTATE FUND LP 3
filed 1996-04-01
CIK 715988

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                             FORM 10-K


[X]    Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
  For the fiscal year ended   December 31, 1995
                                 or
[ ]    Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934
  For the transition period from _______________to _______________

  Commission File Number    0-11975
             Brauvin Real Estate Fund L.P. 3

       (Exact name of registrant as specified in its charter)

             Delaware                         36-3290420
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)

  150 South Wacker Drive, Chicago, Illinois          60606
       Address of principal executive offices)           (Zip Code)

                          (312) 443-0922
        (Registrant's telephone number, including area code)

  Securities registered pursuant to Section 12(b) of the Act:
                                          Name of each exchange
       Title of each class                 on which registered
              None                               None


  Securities registered pursuant to Section 12(g) of the Act:
                Limited Partnership Interests
                          (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate sales price of the limited partnership interests of the registrant (the "Units") to unaffiliated investors of the registrant was $7,729,000. This does not reflect market value. This is the price at which the Units were sold to the public. There is no current market for these interests, nor have any of these interests been sold within the last 60 days prior to this filing.

Portions of the Prospectus of the registrant dated April 28, 1983, and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference into Parts II, III and IV of this Annual Report on Form 10-K.

                  BRAUVIN REAL ESTATE FUND L.P. 3

                    1995 FORM 10-K ANNUAL REPORT

                               INDEX

                               PART I
                                                               Page
Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . 4

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 8

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . .    9

                              PART II

Item 5.  Market for the Registrant's Limited Partnership
         Interests and Related Security Holder  Matters. . . . . . . . .10

Item 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . .11

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation. . . . . . . . . . . . . . .13

Item 8.  Financial Statements and Supplementary Data . . . . . . . . . .20

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure . . . . . . . . . . . . . .20

                              PART III

Item 10. Directors and Executive Officers of the Registrant. . . . . . .21

Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . . . .24

Item 12. Security Ownership of Certain Beneficial Owners and
         Management. . . . . . . . . . . . . . . . . . . . . . . . . . .25

Item 13. Certain Relationships and Related Transactions. . . . . . . . .25

                               PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .26


Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

                               PART I

Item 1.   Business.

   Brauvin Real Estate Fund L.P. 3 (the "Partnership") is a Delaware limited partnership formed in July 1983 whose business has been devoted exclusively to acquiring, operating, holding for investment and disposing of existing office buildings, shopping centers and industrial and retail commercial buildings of a general purpose nature, all in larger metropolitan areas.

   The General Partners originally intended to dispose of the Partnership's properties approximately five to eight years after acquisition of each property, with a view toward liquidation of the Partnership. Due to real estate market conditions and economic trends the General Partners instead believed it to be in the best interest of the Parternship to retain the properties until such time as the General Partners deemed it appropriate to dispose of the Partnership's properties. The General Partners have now determined that it is in the best interest of the Partnership to liquidate the Partnership. Accordingly, efforts are currently underway to sell or otherwise liquidate the remaining Partnership assets. There can, however, be no assurance that the General Partners will achieve their goal of liquidating the Partnership during 1996. However, since the limited partnership agreement (the "Agreement") provides that the Partnership shall terminate December 31, 2007, unless sooner terminated, the General Partners shall in no event dispose of the properties after that date.

  During 1984, the Partnership had acquired three properties, one of which was conveyed to the first mortgage holder in 1989. In June 1995 an additional property was conveyed to the first mortgage holder. The remaining property consisted of three office buildings, one of which was sold in May 1995. The Partnership will not purchase any additional properties.

  The Partnership is currently operating the two remaining office buildings which are being managed by Brauvin Management Company. The focus of property management activities has been improvement in the economic performance of the properties with the goal of maximizing value to the Partnership upon disposition.

  The Partnership has no employees.

  The Partnership utilized its proceeds available for investment for the acquisition of properties. In seeking disposition opportunities, the Partnership is competing with many established and experienced firms, as well as individuals and entities who own properties similar to those owned by the Partnership. The Partnership, therefore, expects keen competition in connection with the sale of its properties.

  The Partnership, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Partnership retains the services of third parties who hold themselves out to be experts in the field to assess a wide range of environmental issues and conduct tests for environmental contamination. Management believes that all real estate owned by the Partnership is in full compliance with applicable environmental laws and regulations.

Market Conditions/Competition

  The Partnership faces active competition in all aspects of its business and must compete with entities which own properties similar in type to those owned by the Partnership. Competition exists in such areas as attracting and retaining creditworthy tenants, financing capital improvements and eventually selling properties. Many of the factors affecting the ability of the Partnership to compete such as, softened markets caused by an oversupply of similar rental facilities, declining performance in the economy in which a property is located, population shifts, reduced availability of permanent mortgage funds, and changes in zoning laws or changes in patterns of the needs of users, are beyond the General Partners' control. The marketability of the properties may also be affected by prevailing interest rates and existing tax laws. As a result, the Partnership has retained ownership of its properties for periods longer than anticipated at acquisition; in addition, it may refinance, sell or otherwise dispose of certain properties at times or on terms and conditions that are less advantageous than would otherwise be the case if such unfavorable economic or market conditions did not exist.

Item 2.   Properties.

  The following is a discussion of the rental properties owned and operated by the Partnership. The Partnership purchased three properties during 1984 and has not purchased any additional properties. On December 26, 1989, the Partnership conveyed Kensington Tower back to the first mortgage lender, Travelers Insurance Company. In 1995, the Partnership conveyed the Country Club Plaza back to the first mortgage lender, Finova Capital Corporation. The Partnership also sold one of the three Bear Canyon office buildings in 1995.

As of December 31, 1995, the Partnership owned the property described below:

          Location                 Description of Property
          Albuquerque, NM          Two Office Buildings

Bear Canyon Professional Buildings ("Bear Canyon")

   On November 16, 1984, the Partnership acquired three, two-story office buildings with approximately 63,000 square feet of space, collectively known as the Bear Canyon Professional Buildings, located in Albuquerque, New Mexico. The Partnership paid approximately $4,700,000 for these properties consisting of $1,600,000 in cash and the issuance of an all-inclusive note to the seller in the amount of approximately $3,100,000. This all-inclusive wrap note accrued interest at the rate of 12.375% to 12.025% per annum compounded annually over the term of the all-inclusive note, which was to mature at the time of the sale of Bear Canyon. The holder of the note was to receive 25% of the property's cash flow after debt service and was to provide a 9% guaranteed return to the Partnership on its investment in Bear Canyon.

   As a result of legal proceedings instituted by the Partnership against the seller, a settlement agreement was reached whereby the Partnership is no longer obligated to the seller under the terms of the all-inclusive wrap note and is now obligated directly to the underlying lenders. Furthermore, the seller is no longer entitled to share in any portion of Operating Cash Flow or sale proceeds derived from Bear Canyon.

   On May 26, 1995, the Partnership sold the Bear Canyon Office
Building II to an unaffiliated third party for approximately $920,000. The net sales proceeds to the Partnership were approximately $377,000 which were used to fund operating expenses.

   On October 1, 1992, the Partnership signed a loan modification agreement with the lender of Bear Canyon Office Building I (the "Bear Canyon I"). The modification reduced the interest rate from 10.875% to 8.875%, effective July 1, 1992, and reduced the monthly payments to interest only payments. The unpaid interest on the loan as of July 1, 1992 was added to the principal of the note. Additional payments of 50% of annual cash flow, if any, commencing in the fourth quarter of 1992 and calculated quarterly as of December 31, March 31, June 30 and September 30 shall be applied to the principal of the note.

   On April 20, 1995 the Partnership received a further modification from the lender extending the maturity date from May 1, 1995 to May 1, 1996. The modification increased the interest rate from 8.875% to 10%. Interest is payable monthly and additional payments of 50% of annual cash flow, if any, calculated quarterly as of December 31, March 31, June 30 and September 30 shall be applied to the principal of the note.

   The Bear Canyon I building is currently under contract for sale to an unaffiliated third party for $625,000. The Partnership will consider reverting the property to the first mortgage lender during 1996 if the property cannot be sold to an unaffiliated third party. As of December 31, 1994, the carrying amount of the affected real estate pledged as collateral was written down to the related outstanding debt of $414,730 and the resulting loss of $344,452 was included in the adjustment to liquidation basis in the statement of changes in net liabilities in liquidation.

   The Partnership modified the mortgage on Bear Canyon Office Building III during the third quarter of 1990 (the "First Loan Modification"). The First Loan Modification reduced the interest pay rate on the mortgage from 13.50% to 6.0% for the period from September 1989 to August 1990 and the interest pay rate was reduced from 13.50% to 9.75% for the period from September 1990 to August 1991. The difference between the pay rate and the initial rate of 13.5% was to be deferred, but was forgiven pursuant to the Second Loan Modification
(defined below).   Bear Canyon Office Building III continued to
operate at a cash flow deficit after the First Loan Modification. In November 1991, the Partnership reached an agreement with the lender to further modify the terms of the mortgage loan in a manner which the Partnership believed would allow the property to operate at a break-even or positive cash flow level (the "Second Loan Modification"). Pursuant to the terms of the Second Loan Modification, the annual interest rate was reduced from 13.5% to 3% effective December 1, 1990. The Partnership would make monthly payments of interest, plus principal payments based upon a: (i) 30 year amortization schedule plus 100% of net cash flow through June 1, 1992; (ii) 25 year amortization schedule plus 100% of net cash flow from July 1, 1992 through June 1, 1993; and (iii) 15 year amortization schedule plus 50% of net cash flow from July 1, 1993 through July 1, 1997, the extended maturity date. The deferred interest which began accruing in September 1989 and the interest thereon has been forgiven and was not added to the principal amount of the loan as had been agreed upon pursuant to the First Loan Modification. Due to the

Second Loan Modification, the Partnership recognized a non-cash gain on forgiveness of deferred interest of $154,129 in 1991.

   The lender has the option to accelerate the loan maturity on July 1, of each year if the property is not: (i) in good condition and repair; (ii) occupied at a rate that is equal to the prevailing occupancy rate for similar properties in the same locale; and (iii) leased at rental rates which are at least 90% of the prevailing rate for similar properties in the same locale. In the opinion of the General Partners, the property currently meets these standards. The Partnership established an escrow account with the mortgage servicing agent in which the Partnership deposited approximately $21,000 to be used to perform certain repairs and improvements to the property. These escrowed funds were fully utilized. As a condition to the Second Loan Modification, the Partnership has brought the loan current based on the modified terms. At the time the Partnership acquired the property it acquired the property subject to this mortgage and note. In order to complete the Second Loan Modification, the Partnership was required to assume the obligations and duties of the mortgage and note on a non-recourse basis.

   The Bear Canyon III building is currently under contract for sale to an unaffiliated third party for $1,800,000. The Partnership will consider reverting the property to the first mortgage lender during 1996 if the property cannot be sold to an unaffiliated third party. As of December 31, 1994, the carrying amount of the affected real estate pledged as collateral was written down to the related outstanding debt of $1,461,925 and the resulting loss of $345,933 was included in the adjustment to liquidation basis in the statement of changes in net liabilities in liquidation.

   The occupancy rate and average annual base rental per square foot at December 31 for the last five years are as follows(all three Bear Canyon office buildings are presented for the years ended December 31, 1994, 1993, 1992 and 1991):
                             1995    1994    1993    1992    1991

Occupancy Rate                95%     97%     98%     80%     68%
Average Annual
 Base Rental Per
 Square Foot               $11.22   $10.26  $8.63   $9.18   $11.16

   Bear Canyon I and III have one tenant who individually occupies ten percent or more of the net rentable square feet. The following is a summary of the tenant rent roll at December 31, 1995:

                               Square     Annual    Expiration    Renewal
 Tenant                         Feet       Rent        Date       Options
Real Estate Center             6,757      74,327      3/31/96       No
Others                        37,371     420,698       Various
Various Vacant                 2,122          --        --          --
                              46,250    $495,025


Risks of Ownership

   The possibility exists that the tenants of the Partnership's properties may be unable to fulfill their obligations pursuant to the terms of the leases, including making base rent payments to the Partnership. Such defaults by one or more of the tenants could have an adverse effect on the financial position of the Partnership. Furthermore, the Partnership may be unable to replace these tenants due to conditions in the market area and competition in the areas in which the properties are situated at the time any vacancies occur. Additionally, there are costs to the Partnership when replacing tenants such as leasing commissions and tenant improvements.

   In the opinion of the General Partner, the Partnership has provided for adequate insurance coverage of its real estate investment properties.

Item 3.   Legal Proceedings.

   On July 22, 1994, a complaint was filed with the Second Judicial District Court, in the county of Bernalillo, in the state of New Mexico, against the Partnership and Brauvin Real Estate Fund L.P. 4 ("BREF 4"), (the "Defendants"). United of Omaha Life Insurance Company (the "Plaintiff") alleges that the Defendants failed and refused to make payments when due and are in default under the Modification Agreements, secured by the Bear Canyon III property and a property in BREF 4, dated November 13, 1991. The Plaintiff declared due and owing, from the Partnership only, the principal sum of $1,510,300, together with accrued interest of $594,954, and non payment of cash flow payments in the amount of $25,930, totaling $2,131,184 together with interest from July 22, 1994. On September
6, 1994, the Partnership filed an answer and counterclaim. The counterclaim alleges breach of contract and breach of the duty of good faith and dealing.

   On July 18, 1995, the Plaintiff and Defendants agreed to dismiss all legal actions against each other. Furthermore, the parties agreed that the Partnership would make an additional payment of approximately $13,600 to reduce the principal balance of the loan, which it did on May 1, 1995. On August 10, 1995, in compliance with the agreement, an Order of Dismissal was entered in the Second Judicial District Court of the State of New Mexico.


Item 4.   Submission of Matters to a Vote of Security Holders.

   None.

                               PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters.

   At December 31, 1995, there were approximately 631 Limited Partners in the Partnership. There is no established public trading market for Units and it is not anticipated that there will be a public market for Units. Bid prices quoted by "partnership exchanges" vary widely and are not considered a reliable indication of market value. Neither the Partnership nor Brauvin Realty Partners, Inc. (the "Corporate General Partner") will redeem or repurchase outstanding Units.

   Pursuant to the terms of the Agreement, there are restrictions on the ability of the Limited Partners to transfer their Units. In all cases, the General Partners must consent to any transfer.

   The Partnership suspended quarterly distributions to investors in May 1988 (beginning with the quarter ended March 31, 1988) due to cash flow shortages. As of December 31, 1995, cash distributions to Limited Partners have totaled $1,371,640.

                   BRAUVIN REAL ESTATE FUND L.P.3
                  (a Delaware limited partnership)
                        (Going Concern Basis)

Item 6.  Selected Financial Data.

                                             For the
                                    Six Months ended June 30,
                                         (Unaudited)
                                         1994           1993
Selected Income Statement Data:

Total Income:                        $  523,204      $ 476,085

Extraordinary Item:
 Gain on extinguishment
  of debt                                  --          292,615

 Net Income (Loss)                     (175,393)       150,692

 Net Income (Loss)
   Per Limited Partnership
   Unit                              $   (22.47)     $   19.30


Selected Balance Sheet Data:

 Total Assets                         7,066,809      7,400,754

 Mortgages Payable                   $4,673,184     $4,784,137

                    BRAUVIN REAL ESTATE FUND L.P.3
                   (a Delaware limited partnership)
                        (Going Concern Basis)


Item 6.  Selected Financial Data - Continued

                                                   Years Ended
                                                  December 31,

                                        1993           1992           1991



Selected Income Statement Data:

Total Income                           $ 925,522     $903,511       $915,290

Extraordinary Items
 Gain on extinguishment of debt          292,172       --            154,129

Net Income (Loss)                         26,784     (222,606)       (19,117)

Net Income (Loss) Per Limited
 Partnership Unit                       $   3.43     $ (28.51)       $ (2.45)

Selected Balance Sheet Data:

Total Assets                           7,153,861     7,400,754     7,502,795

Mortgages Payable                     $4,730,197    $5,148,403    $5,209,684

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Liquidity and Capital Resources

     The Partnership commenced an offering to the public on April 28, 1983 of 12,000 Units. A total of $7,729,000 was raised from the sale of Units. Of the properties held by the Partnership during 1995, the Partnership owned Country Club Plaza, which it acquired in 1984, and the Bear Canyon Professional Buildings ("Bear Canyon"), which it acquired in 1984. The Partnership conveyed Kensington Tower Building, in which it had acquired an 80% interest in 1984 and the remaining 20% interest in 1989, back to the first mortgage holder on December 26, 1989. The Partnership conveyed the Country Club Plaza back to the first mortgage holder on June 13, 1995. The Partnership sold one of the three Bear Canyon properties in May 1995 to an unaffiliated party for approximately $920,000.

     The Partnership continues to operate at a cash flow deficit due to market conditions at the Bear Canyon properties and the payment of certain Partnership overhead items. The Partnership, not having the resources to continue to fund these deficits, requested loan modifications from the lenders in order to operate its properties at a break-even cash flow or better. The Partnership has been able to obtain loan modifications from the lenders of Bear Canyon I and Bear
Canyon III.   Bear Canyon I and III continue to generate a slight
negative cash flow.

     As a result of continued inadequate cash flow to service the Partnership's debts caused by its inability to increase tenant rental rates and/or attract new tenants at the Partnership's remaining properties, the General Partners have decided to cease operations and liquidate all of the Partnership's assets as quickly as possible. The Partnership shall endeavor to sell all of its real estate holdings or negotiate an uncontested foreclosure of the properties to the lenders.

     The partnership agreement (the "Agreement") provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow is subordinate to receipt by the Limited Partners of Operating Cash Flow equal to a 9% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a

"Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said year, then the Limited Partners shall be paid such excess Operating Cash Flow until they have been paid any unpaid Preferential Distribution Deficiency from prior years.

     The Partnership has also entered into a contract to sell Bear Canyon I to an unaffiliated third party for approximately $625,000 with a closing anticipated for early 1996. The sale is subject to a "due diligence" review by the purchaser and a financing contingency.
Accordingly, there can be no assurance that the sale will close.

     The Partnership has entered into a contract to sell Bear Canyon III to an unaffiliated third party for approximately $1,800,000 with a closing anticipated for early 1996. The sale is subject to a "due diligence" review by the purchaser and a financing contingency. Accordingly, there can be no assurance that the sale will close.

     As of December 31, 1995, the carrying amount of the Bear Canyon properties real estate pledged as collateral was $1,876,655 and the related outstanding debt was $1,749,375. In accordance with the liquidation basis of accounting, a provision for loss of $878,099 has been reflected in the 1994 financial statements.

     Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to the amount of their Adjusted Investment; (b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. At December 31, 1995, the Preferential Distribution Deficiency equaled $7,091,358.

     The General Partners are doubtful that at the time the Partnership's properties are sold, Net Sale Proceeds will be sufficient to repay the Limited Partners an amount equal to a portion of their Adjusted Investment or certain portions of the unpaid Preferential Distribution Deficiency.

Financial Condition

     As a result of the General Partners' decision to cease operations and liquidate the Partnership, the Partnership began using the liquidation basis of accounting as of July 1, 1994 and has stated its financial statements to reflect management's belief as to the approximate fair value of the Partnership's assets and its estimated liquidation costs. As of December 31, 1995, the total estimated value of the Partnership's assets was $1,934,115 and its liabilities were $2,032,875. The Partnership's assets as of December 31, 1995 consist of the two Bear Canyon office buildings. Based on the fair value of these properties and other assets, it is doubtful that any net liquidation proceeds will be available to distribute to Limited Partners.

     Results of Operations

   The Partnership's revenue and expenses are affected primarily by the operations of the properties. Management of the Partnership has elected and may continue to renegotiate the terms of the mortgage loans (collateralized by the Partnership's properties) which frequently results in a reduction of interest expense over its remaining term to maturity or it may elect to dispose of assets that are non-performing in order to produce cash flow sufficient to support the total operations of the Partnership. Management evaluates the Partnership's properties to determine their long-term viability on an on-going basis.

   Various factors, all beyond the control of the Partnership and its General Partner, converged to cause severe economic hardships on real estate owners which had not been experienced in more than fifty years. These conditions which have pervaded the real estate industry since the late 1980's to the current time have been referred to optimistically as a recession and realistically as a depression. Some of the factors which contributed to the current condition of the real estate industry include:

         Development during the 1980's out paced demand for both office and retail space causing higher vacancy rates in many markets.

         Passage of the Tax Reform Act of 1986 reduced or eliminated most tax benefits associated with ownership/investment in real estate forcing real estate to compete for capital based solely on a recession impacted cash flow.

         The savings and loan crisis resulted in the creation of the Resolution Trust Corp. (RTC). The RTC sponsored auctions of large blocks of properties at significant discounts. This allowed the new owners to drop asking rentals markedly resulting in significantly lower market rents.

         Recessionary economic conditions combined with competitive forces caused many U.S. companies to reduce employment levels thus adversly impacting the demand for office space. This reduction in employment also resulted in reduced retail sales further depressing the demand for retail space.

   These conditions have adversely impacted the Partnership's property economics. Rental and occupancy rates have improved at the remaining properties; however, they remain below where they were when the properties were acquired.

   In certain instances and under limited circumstances, management of the Partnership has entered into negotiations with lenders for the purpose of restructuring the terms of loans so as to provide for debt service levels that could be supported by operations of the properties. In such instances, the terms of the restructuring agreement provided the lender with the potential for recovering forgone economic benefits at the time the property is sold or refinanced. When negotiations are unsuccessful, management of the Partnership considers the possibility of reverting the properties to the first mortgage lender. Foreclosure proceedings may require six to 24 months to conclude.

   An affiliate of the Partnership and the General Partners is assigned responsibility for day-to-day management of the properties. The affiliate receives a management fee which cannot exceed 6% of gross revenues generated by the properties.
Management fee rates are determined by the extent of services provided by the affiliate versus services that may be provided by third parties, i.e., independent leasing agents. In all instances, fees paid by the Partnership to the property management affiliate are, in the General Partner's opinion, comparable to fees that would be paid to independent third parties.

   The General Partners conduct an in-depth assessment of each property's physical condition as well as a demographic analysis to assess opportunities for increasing occupancy and rental rates and decreasing operating costs. In all instances, decisions concerning restructuring of loan terms, reversions and subsequent operation of the property are made with the intent of maximizing the potential proceeds to the Partnership and, therefore, return of investment and income thereon to Limited Partners.

Results of Operations - December 31, 1995 Compared to December 31,
1994

   Results of operations prior to the $24,319 gain on the sale of Bear Canyon II and the $381,550 adjustment to the estimated losses through date of liquidation, for the year ended December 31, 1995 reflected net income of $68,229 compared to a net loss of $111,180 for the year ended December 31, 1994, an increase in net income of $179,409.

   Total revenue generated for the year ended December 31, 1995 was $746,617 compared to $996,044 in 1994, a decrease of $249,427. The decrease in revenue was the result of the Partnership owning Country Club Plaza and all three Bear Canyon office buildings for the entire year of 1994. In May 1995, Country Club Plaza was foreclosed by the first mortgage lender, and Bear Canyon Office Building II was sold to an unaffiliated third party.

   Total expenses incurred for the year ended December 31, 1995 were $678,388 compared to $1,111,224 in 1994, a decrease of $432,836. The decrease in expenses was mainly the result of the Partnership owning fewer properties due to the May 1995 foreclosure of Country Club Plaza and the sale of Bear Canyon II.

Results of Operations - December 31, 1994 Compared to December 31, 1993

   Pursuant to its liquidation basis of accounting, the Partnership accrued $2,135,197 as of July 1, 1994 to provide for operating expenses during its liquidation and adjust assets and liabilities to estimated net realizable value or settlement amounts, respectively. Net income was reduced by this amount for the period July 1, 1994 to December 31, 1994. The Partnership's write down of its assets to net realizable value pursuant to the liquidation basis of accounting resulted in a $1,971,197 reduction of net income for the period July 1, 1994 to December 31, 1994. The remaining liquidation expenses consisted of

$100,000 in professional fees and $64,000 in property operating losses.

   Results of operations prior to adjustment to liquidation basis, for the year ended December 31, 1994 reflected a net loss of $111,180 compared to a net loss of $26,784 for the year ended December 31, 1993, an increase of $84,396.

   Total revenue generated for the year ended December 31, 1994 was $996,044 compared to $925,522 in 1993, an increase of $70,522. The increase in revenue was due to an increase in occupancy at the Bear Canyon properties. The Partnership operated four rental properties in

1994 which were acquired in 1984. The Partnership did not purchase any additional properties in 1994.

   Total expenses incurred prior to the adjustment to liquidation basis, for the year ended December 31, 1994 were $1,111,224 compared to $1,190,910 in 1993, a decrease of $79,686. The decrease in expenses was mainly due to a decrease in depreciation expense as a result of the liquidation basis of accounting which reduced the properties to their net realizable value.


Results of Operations - June 30, 1994 compared to June 30, 1993  (unaudited)

   Results of operations for the six months ended June 30, 1994 reflected a net loss of $175,393 compared to a net income of $150,692 for the six months ended June 30, 1993, a decrease of approximately $326,000. The decrease in net income was due to the Partnership recognizing a non-cash gain of approximately $292,000 which resulted from the forgiveness of debt on the Country Club loan modification finalized in 1993. Also contributing to the decrease in net income was an increase in legal fees of approximately $90,500 associated with litigation.

   Total revenue generated for the six months ended June 30, 1994 was $523,204 compared to $476,085 in 1993, an increase of approximately $47,100. The increase in revenue was due to an increase in other income resulting from an increase in tenant reimbursement billings for the second quarter of 1994 as compared to the second quarter of 1993 which reflects a tenant reimbursement billings adjustment for the year ended 1992. The decrease in income was due to lower rental income during the second quarter of 1994 as a result of lower occupancy at the Partnership's properties.

   Total expenses incurred for the six months ended June 30, 1994 were $698,597 compared to $618,008 in 1993, an increase of approximately $80,600. The increase in expenses was primarily due to an increase in legal fees of approximately $90,500 associated with litigation. Partially offsetting this increase was a decrease in general and administrative expenses such as bad debt and audit expense.

Item 8.  Financial Statements and Supplementary Data

   See index to Financial Statements and Schedule on Page F-1 of this Annual Report on Form 10-K for financial statements and financial statement schedule, where applicable.

   The supplemental financial information specified in Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                               PART III

Item 10. Directors and Executive Officers of the Partnership.

         The General Partners of the Partnership are:
         Brauvin Realty Partners, Inc., a Delaware corporation
         Mr. Jerome J. Brault, individually
         Mr. Cezar M. Froelich, individually

     Brauvin Realty Partners, Inc. (the "Corporate General Partner"), was formed under the laws of the State of Delaware in December 1982, with its issued and outstanding shares being owned by The A.G.E Realty Corporation (50%), ChiCorp., Inc., the holding company of The Chicago Corporation (5%) and Messrs. Jerome J. Brault (beneficially) (22-1/2%) and Cezar M. Froelich (22-1/2%).

     Mr. Jerome J. Brault. . . . . . . . .Chairman of the Board of
                                          Directors and President

     Mr. Robert J. Herleth . . . . . . . .Vice President and Director

     Mr. James L. Brault . . . . . . . . .Vice President and Secretary

     Mr. David W. Mesker . . . . . . . . .Director

     Mr. Thomas J. Coorsh. . . . . . . . .Chief Financial Officer and
                                          Treasurer

    The business experience during the past five years of the General Partners and officers and directors of the Corporate General Partner are as follows:

    Mr. Jerome J. Brault (age 62) is Director, Chairman of the Board and President of Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin Associates, Inc., Brauvin 6, Inc., Brauvin Advisory Services, Inc., Brauvin Securities Inc. and Brauvin Restaurant Properties, Inc. He is Director, President, Chairman of the Board, Chief Executive Officer and Secretary of Brauvin Realty Services, Inc., Brauvin Management Company and Brauvin Financial, Inc. He is President and Director of Brauvin, Inc. He is also Director, President, Chairman of the Board and Chief Executive Officer of Brauvin Chili's Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III,

Inc., Brauvin Realty Advisors IV, Inc., Brauvin Realty Advisors V, LLC, and Brauvin Net Lease V, Inc. as well as an individual general partner in seven other affiliated public limited partnerships. Prior to Mr. Brault's affiliation with the Brauvin organization, he was the Chief Operating Officer of Burton J. Vincent, Chesley & Company, a New York Stock Exchange member firm. He is the father of James L. Brault, officer of certain affiliated Brauvin entities.

    Mr. Cezar M. Froelich (age 50) is a principal with the Chicago law firm of Shefsky Froelich & Devine Ltd., which acts as counsel to the General Partners, the Partnership and certain of their affiliates. His practice has been primarily in the fields of securities and real estate and he has acted as legal counsel to various public and private real estate limited partnerships, mortgage pools and real estate investment trusts. Mr. Froelich is an individual general partner in seven other affiliated public limited partnerships and a shareholder in Brauvin Management Company and Brauvin Financial Inc. Mr. Froelich resigned as a director of the corporate general partner in December 1994.

    Mr. James L. Brault (age 35) is a Vice President and Secretary of Brauvin Chili's, Inc., Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin 6, Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Associates Inc., Brauvin Inc., Brauvin Securities, Inc. and Brauvin Restaurant Properties, Inc. He is Executive Vice President and Secretary of Brauvin Advisory Services, Inc. He is also Executive Vice President, Secretary and Director of Brauvin Realty Advisors IV, Inc. and Brauvin Realty Advisors V, LLC., and Brauvin Net Lease V, Inc.. Additionally, he is the Executive Vice President and Assistant Secretary of Brauvin Management Company and Brauvin Financial, Inc., as well as a Director of Brauvin Financial, Inc. Prior to joining the Brauvin organization in May 1989, he was a Vice President of the Commercial Loan Division of the First National Bank of Chicago, based in their Washington, D.C. office. Mr. Brault joined the First National Bank of Chicago in 1983 and his responsibilities included the origination and management of commercial real estate loans, as well as the direct management of a loan portfolio in excess of $150,000,000. Mr. Brault received a B.A. in Economics from Williams College and an M.B.A. in Finance and Investments from George Washington University in 1983 and 1987, respectively. Mr. Brault is a son of Mr. Jerome J. Brault, the managing general partner of the Partnership.

    Mr. Robert J. Herleth (age 43) is a Vice President and Director of Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., and Brauvin 6, Inc. He joined A.G. Edwards and Sons, Inc. in 1980 and presently serves as a Vice President of A.G.E. Realty Corp. Mr. Herleth is also a director and officer of Gull-AGE Capital Group and its subsidiaries.

    Mr. David W. Mesker (age 64) is a Director of Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc. and Brauvin 6, Inc. Mr. Mesker is presently a Senior Vice President of A.G. Edwards & Sons, Inc. and a Director and officer of Gull-AGE Capital Group and its subsidiaries.

    Mr. Thomas J. Coorsh (age 46) is the Treasurer and Chief Financial Officer of Brauvin Chili's, Inc., Brauvin Properties, Inc., Brauvin Realty Properties, Inc., Brauvin Realty Partners, Inc., Brauvin Ventures, Inc., Brauvin 6, Inc., Brauvin Realty Advisors, Inc., Brauvin Realty Advisors II, Inc., Brauvin Realty Advisors III, Inc., Brauvin Realty Advisors IV, Inc., Brauvin Realty Advisors V, LLC., Brauvin Net Lease V, Inc., Brauvin Management Company, Brauvin Financial, Inc., Brauvin Securities, Inc., Brauvin Inc., Brauvin Associates, Inc., Brauvin Advisory Services, Inc. and Brauvin Restaurant Properties, Inc. He is responsible for the overall financial management of Brauvin Management Company, Brauvin Financial, Inc. and related partnerships. He is responsible for partnership accounting and financial reporting to regulatory agencies. From May 1992 until joining Brauvin in November of 1993, Mr. Coorsh was self-employed as a business consultant. Between 1990 and 1992, Mr. Coorsh was the senior vice president of finance and chief accounting officer for Lexington Homes, a large Illinois home builder. In 1990 Mr. Coorsh left The Balcor Company, a major real estate syndicator, property manager and lender to join Lexington Homes. Mr. Coorsh began work at The Balcor Company in 1985 and his most recent position was first vice president - finance. Mr. Coorsh's responsibilities at Balcor included property management accounting and finance, treasury, and financial and strategic planning. Before joining Balcor, Mr. Coorsh held financial positions with several large, public corporations headquartered in the Chicago metropolitan area. Mr Coorsh received a B.S. degree in Industrial Management from Purdue University, in 1971, and an M.B.A.
in Finance and Accounting from the University of Chicago, in 1975 and is a Certified Public Accountant.

Item 11.  Executive Compensation.

    (a & b) The Partnership is required to pay certain fees, make distributions and allocate a share of the profits and losses of the Partnership to the Corporate General Partner or their affiliates as described under the caption "Compensation Table" on pages 9 to 11 of the Partnership's Prospectus, as supplemented, and the sections of the Agreement entitled "Distributions of Operating Cash Flow," "Allocation of Profits, Losses and Deductions," "Distribution of Net Sale or Refinancing Proceeds" and "Compensation of General Partners and Their Affiliates" on pages A-8 to A-15 of the Agreement attached as Exhibit A to the Partnership's Prospectus.

    The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item
10. Reference is also made to Item 8, Note 3 for a description of such distributions and allocations.

    The General Partners received a share of the Partnership's losses for 1995, 1994 and 1993. An affiliate of the General Partners received Acquisition Fees as such term is defined in the Agreement, in connection with the real property investments acquired by the Partnership in 1985 in the aggregate sum of $927,480 when the real property purchases were made.

    An affiliate of the Partnership may be reimbursed for its direct expenses relating to the administration of the Partnership.

      (c, d, e & f) Not applicable.

      (g) The Partnership has no employees and pays no employee or director compensation.

      (h & i)       Not applicable.

      (j)           Compensation Committee Interlocks and Insider
                    Participation. Since the Partnership had no employees, it did not have a compensation committee and is not responsible for the payment of any compensation.

      (k)           Not applicable.

      (l)           Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

      (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Units of the Partnership.

      (b) The officers and directors of the Corporate
General Partner do not own, individually or as a group, any Units.

No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership of Units. The General Partners of the Partnership will share in the profits, losses and distributions of the Partnership as outlined in Item 11, "Executive Compensation".

      (c) The Partnership is not aware of any arrangements, the operations of which may result in a change of control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.

      (a & b) The Partnership is entitled to engage in various transactions involving affiliates of the Corporate General Partner, as described in the sections of the Partnership's Prospectus, entitled "Compensation Table" and "Conflicts of Interest" at pages 9 to 13, as supplemented, and the section of the Articles entitled "Rights, Duties and Obligations of General Partners" at pages A-13 to A-16. The relationship of the Corporate General Partner to its affiliates is set forth in Item 10. Cezar M. Froelich is an individual general partner of the Partnership and is also a principal of the law firm of Shefsky, Froelich & Devine, Ltd., which firm acts as securities and real estate counsel to the Partnership.

      (c) No management persons are indebted to the Partnership.

      (d) There have been no significant transactions with promoters.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K

     (a)  The following documents are filed as part of this report:

          (1) (2)   Financial Statements and Schedules indicated in
                    Part II, Item 8 "Financial Statements and Supplementary Data" of Form 10-K.

          (3) Exhibits required by the Security Exchange Commission Regulation S-K Item 601.

         (27)       Financial Statement Disclcosure

     The following exhibits are incorporated by reference to the Registrant's Registration Statement (File No. 2-82289) on Form S-11 filed under the Securities Act of 1933:

  Exhibit No.          Description

          3.(a)        Articles of Limited Partnership

          3.(b)        Articles of Incorporation of Brauvin Realty
                       Partners, Inc.

          3.(c)        By-Laws of Brauvin Realty Partners, Inc.

          3.(d)        Certificate of Limited Partnership of the Partnership

          10.(a)       Escrow Agreement

 (b) The Partnership was not required to file any report on Form 8-K during the fourth quarter of 1995.

 (c) An annual report for the fiscal year 1995 will be sent to the Limited Partners subsequent to this filing and the Partnership will furnish copies of such report to the Securities and Exchange Commission at that time.

(d)  Not applicable.

     The following exhibits are incorporated by reference to the Registrant's 1994 Form 10-K:

     (10)(b)(1)Management Agreement

     (28)      Pages 9-13 and A-8 to A-16 of the Partnership's
               Prospectus, as supplemented, and the Articles dated
               April 28, 1983.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   BRAUVIN REAL ESTATE FUND L.P. 3

                   BY: Brauvin Realty Partners, Inc.
                       Corporate General Partner


                   By: /s/ Jerome J. Brault
                       Jerome J. Brault
                       Chairman of the Board of Directors
                       and President


                   By: /s/ Robert J. Herleth
                       Robert J. Herleth
                       Vice President and Director


                   By: /s/ James L. Brault
                       James L. Brault
                       Vice President and Secretary


                   By: /s/ David W. Mesker
                       David W. Mesker
                       Director


                   By: /s/ Thomas J. Coorsh
                       Thomas J. Coorsh
                       Chief Financial Officer and Treasurer

                   INDIVIDUAL GENERAL PARTNERS

                       /s/ Jerome J. Brault
                       Jerome J. Brault


                       /s/ Cezar M. Froelich
DATED: March 29, 1996     Cezar M. Froelich

                  INDEX TO FINANCIAL STATEMENTS

                                                             Page

   Report of Independent Auditors. . . . . . . . . . . . . . .F-2

   Statements of Net Liabilities in Liquidation, December 31,
     1995 and December 31, 1994 (Liquidation Basis). . . . . .F-4

   Statement of Changes in Net Liabilities in Liquidation,
      for the year ended December 31, 1995 and the period from
      July 1 to December 31, 1994(Liquidation Basis) . . . . .F-5

   Statements of Operations for the period January 1, 1994
      to June 30, 1994 and the year ended December 31, 1993
     (Going Concern Basis) . . . . . . . . . . . . . . . . . .F-6

   Statements of Partners' Capital for the period January 1,
      1994 to June 30, 1994 and the year ended December 31,
      1993 (Going Concern Basis) . . . . . . . . . . . . . . .F-7

   Statements of Cash Flows for the period January 1, 1994
      to June 30, 1994 and the year ended December 31, 1993
      (Going Concern Basis). . . . . . . . . . . . . . . . . .F-8

   Notes to Financial Statements . . . . . . . . . . . . . . .F-9


   Schedules are omitted for the reason that they are inappropriate or equivalent information has been included elsewhere herein.

To the Partners of
Brauvin Real Estate Fund L.P. 3


We have audited the statements of net liabilities in liquidation of Brauvin Real Estate Fund L.P. 3 as of December 31, 1995 and 1994, and the related statements of changes in net liabilities in liquidation for the year ended December 31, 1995 and for the period from July 1, 1994 to December 31, 1994 (prepared on a liquidation basis). In addition, we have audited the related statements of operations, partners' capital, and cash flows for the period from January 1, 1994 to June 30, 1994 and the year ended December 31, 1993 (prepared on a going concern basis). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

As described in Notes 1 and 2 to the financial statements, the Partnership decided to cease operations and changed its basis of accounting for periods subsequent to June 30, 1994 from the going concern basis to a liquidation basis. Accordingly, as of December 31, 1995 and 1994, the carrying value of the assets are presented at estimated realizable amounts and all liabilities are presented at estimated settlement amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the statements of net liabilities in liquidation at December 31, 1995 and 1994 of Brauvin Real Estate Fund L.P. 3 and the changes in its net liabilities in liquidation for the year ended December 31, 1995 and for the period from July
1, 1994 to December 31, 1994 (prepared on a liquidation basis) and the results of its operations and its cash flows for the period from January 1, 1994 to June 30, 1994 and the year ended December 31, 1993 (prepared on a going concern basis), in conformity with generally accepted accounting principles applied on the bases of accounting described in Notes 1 and 2 to the financial statements.




                                     /s/ ERNST & YOUNG, LLP

Chicago, Illinois
March 9, 1996

STATEMENTS OF NET LIABILITIES IN LIQUIDATION - (Liquidation Basis)

                                       December 31,     December 31,
                                           1995             1994
        ASSETS

        Cash                            $   28,032      $   65,468
        Tenant receivables                  13,395          17,475
        Other assets                        16,033          16,454
        Real estate held for sale        1,876,655       4,974,040

        Total Assets                    $1,934,115      $5,073,437

        LIABILITIES

        Accounts payable and other
         accrued expenses               $   29,901      $   42,213
        Due to affiliates:
             Management fees and
                  reimburseables           230,662         433,015
             Legal fees                         --         141,156
        Security deposits                   22,937          40,152
        Note payable                            --         125,000
        Mortgages payable                1,749,375       4,608,211
        Estimated losses through date
         of liquidation                         --         164,000

        Total Liabilities                2,032,875       5,553,747

        Net liabilities in liquidation  $   98,760      $  480,310









                     See accompanying notes.

    STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
    For the year ended December 31, 1995 and the period from
                   July 1 to December 31, 1994
                       (Liquidation Basis)





Net liabilities in liquidation at July 1, 1994
   (Going Concern Basis)                                  $1,594,674

Adjustment to liquidation basis                           (2,074,984)

Net liabilities in liquidation at December 31, 1994         (480,310)

Adjustments to provision of estimated losses through
 date of liquidation                                         381,550


Net liabilities in liquidation at December 31, 1995       $  (98,760)











                      See accompanying notes

                      STATEMENTS OF OPERATIONS
        For the period January 1, 1994 to June 30, 1994
            and for the year ended December 31, 1993
                       (Going Concern Basis)

                                  For the Period          Year Ended
                                January 1, 1994 to        December 31,
                                  June 30, 1994               1993
INCOME:
 Rental                                  $ 479,404        $  904,372
 Interest                                       77             1,027
 Other                                      43,723            20,123
   Total Income                            523,204           925,522

EXPENSES:
 Interest                                  211,533           416,862
 Depreciation                              110,927           232,995
 Real estate taxes                          45,157            84,838
 Repairs and maintenance                    44,090            75,410
 Other property operating                  121,418           217,006
 General and administrative                165,472           163,799
   Total Expenses                          698,597         1,190,910

 Loss before Extraordinary Item           (175,393)         (265,388)

 Extraordinary Item-
 Gain on extinguishment of debt                 --           292,172

Net Income (Loss)                        $(175,393)       $   26,784

Net Income (Loss) allocated to:
 Limited Partners                        $(173,639)       $   26,516
 General Partners                           (1,754)              268
                                         $(175,393)       $   26,784

INCOME (LOSS) PER LIMITED
PARTNERSHIP INTEREST BEFORE
EXTRAORDINARY ITEM
(7,729 units)                            $  (22.47)        $   (34.00)

NET INCOME (LOSS) PER LIMITED
PARTNERSHIP INTEREST
(7,729 units)                            $  (22.47)        $     3.43

                      See accompanying notes.

                      STATEMENTS OF PARTNERS' CAPITAL
         For the period January 1, 1994 to June 30, 1994
             and for the year ended December 31, 1993
                      (Going Concern Basis)


                                                    Limited
                                        General     Partners
                                       Partners    (7,729 Units)     Total

BALANCE at
  January 1, 1993                      $(36,487)   $1,779,770      $1,743,283

   Net income                               268        26,516          26,784


BALANCE at
  December 31, 1993                     (36,219)    1,806,286       1,770,067

   Net loss                              (1,754)      (173,639)      (175,393)

BALANCE at
  June 30, 1994                        $(37,973)    $1,632,647     $1,594,674








                     See accompanying notes.

                    STATEMENTS OF CASH FLOWS
         For the period January 1, 1994 to June 30, 1994
            and for the year ended December 31, 1993
                       (Going Concern Basis)

                                         For the Period       Year Ended
                                           January 1, to      December 31,
                                           June 30, 1994          1993
Cash Flow from Operating Activities:
    Net (loss) income                            $(175,393)    $  26,784
    Adjustment to reconcile net (loss)
     income to net cash provided
     by operating activities:
     Depreciation                                  110,927       292,701
     Bad debt expense                                   --        19,577
     Extraordinary gain on extinguish debt              --      (292,172)
    Changes in operating assets and
     liabilities:
     (Increase) decrease in tenant
    receivables, net                              (32,778)        22,311
     Decrease (increase) in other assets            42,558       (24,908)
     Increase in due to affiliates                 161,548       150,055
     Decrease in accounts payable
    and other accrued expenses                     (22,750)     (124,876)
   Increase (decrease) in security
      deposits                                       6,556        (5,650)
      Total adjustments                            266,061        37,038
      Net cash provided by operating
       activities                                   90,668        63,822

Cash Flow from Investing Activities:
    Capital expenditures                           (33,655)      (45,869)
     Cash used by investing activities             (33,655)      (45,869)

Cash Flow from Financing Activities:
    Repayment of mortgages                         (57,013)     (142,953)
    Proceeds from note payable                          --       125,000
    Net cash used by financing
    activities                                   (57,013)      (17,953)
  Net increase in cash                                --            --
  Cash at beginning of period                         --            --
  Cash at end of period                       $       --    $       --

                     See accompanying notes.

                  NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Basis of Presentation:

   Effective July 1, 1994, the General Partners decided to cease operations and liquidate all of the Partnership's assets in an orderly manner. It is the Partnership's intention to sell all of its real estate holdings or negotiate an uncontested foreclosure of the properties to the lenders.

   As a result of the General Partners' decision to cease operations, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 30, 1994 have been prepared on a liquidation basis. Accordingly, at December 31, 1995 and 1994, the carrying value of the assets was presented at estimated realizable amounts and all liabilities were presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including assumptions regarding the amounts that creditors would agree to accept in settlement of obligations due them, the estimate of liquidation costs to be incurred and the resolution of contingent liabilities, including tax liabilities, resulting from the liquidation. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected.

   Income Taxes:

   The Partnership is not subject to the payment of federal or state income taxes because components of its income and expenses flow through directly to its investors.

   For tax purposes, the net carrying value of the real estate for the Partnership is $994,612.

   Property:

   As of December 31, 1995, the Partnership owns one property consisting of two office buildings located in Albuquerque, New
Mexico.

   Prior to conversion from the going concern basis to the liquidation basis of accounting,the Partnership's rental properties were stated at cost, adjusted for acquisition costs and unstated interest and included leasing commissions and tenant improvements. Depreciation and amortization were recorded on a straight-line basis over the economic lives of the properties, which approximated 30 years and the terms of the tenant's leases, respectively. The Partnership made periodic assessments concerning possible permanent impairment to the value of all the properties. In the event that the Partnership determined that impairment in value had occurred, the carrying basis of the property was reduced to its estimated fair value.

   In accordance with the liquidation basis of accounting, the carrying value of property is stated at estimated realizable amounts. Accordingly, there are no provisions for depreciation or amortization.

   The Partnership's properties are subject to liens under first mortgages (See Note 4).

(2) ADJUSTMENT TO LIQUIDATION BASIS

   Effective July 1, 1994, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The net adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting was a decrease in assets of $2,074,984 which is included in the December 31, 1994 statement of changes in net liabilities in liquidation. During 1994, significant changes in the carrying value of assets and liabilities are summarized as follows:

             Decrease in real estate to net
             realizable value                  $1,971,197

             Provision for estimated losses
             through date of liquidation          164,000

             Estimated adjustments to other
             assets and liabilities               (60,213)
                                                $2,074,984

(3) PARTNERSHIP AGREEMENT:

   The partnership agreement (the "Agreement") provides that distributions of Operating Cash Flow, as defined in the Agreement, shall be distributed 99% to the Limited Partners and 1% to the General Partners. The receipt by the General Partners of such 1% of Operating Cash Flow shall be subordinated to the receipt by the Limited Partners of Operating Cash Flow equal to a 9% per annum, cumulative, non-compounded return on Adjusted Investment, as such term is defined in the Agreement (the "Preferential Distribution"). In the event the full Preferential Distribution is not made in any year (herein referred to as a "Preferential Distribution Deficiency") and Operating Cash Flow is available in following years in excess of the Preferential Distribution for said year, then the Limited Partners shall be paid such excess Operating Cash Flow until they have been paid any unpaid Preferential Distribution Deficiency from prior years. Net Sale Proceeds, as defined in the Agreement, received by the Partnership shall be distributed as follows: (a) first, to the Limited Partners until such time as the Limited

Partners have been paid an amount equal to the amount of their Adjusted Investment; (b) second, to the Limited Partners until such time as the Limited Partners have been paid an amount equal to any unpaid Preferential Distribution Deficiency; and (c) third, 85% of any remaining Net Sale Proceeds to the Limited Partners, and the remaining 15% of the Net Sale Proceeds to the General Partners. Net profits and losses from operations of the Partnership for each fiscal year of the Partnership shall be allocated 99% to the Limited
Partners and 1% to the General Partners.    The Preferential
Distribution Deficiency equaled $7,091,358 and $6,395,748 at December 31, 1995 and 1994, respectively.

(4) MORTGAGES AND NOTE PAYABLE:

   Mortgages and note payable at December 31, 1995 and 1994 consist of the following:
                                  First Mortgages     Interest   Date
                                  1995        1994      Rate      Due

Country Club Plaza(c)       $       --   $2,257,385     12.22%    8/94
Bear Canyon Office
 Buildings
        I(b)                    399,960     414,730     10.00%    5/96
        II(d)                       --      474,171      9.96%   10/06
        III(a)                1,349,415   1,461,925      3.00%    7/97
                             $1,749,375  $4,608,211


                                       Note Payable   Interest   Date
                                  1995         1994     Rate      Due

Country Club Plaza (c)      $       --   $  125,000      --       --

(a) The terms of the mortgage loan on Bear Canyon Office Building III were modified for the first time in the third quarter of 1990 and for the second time in the third quarter of 1991. The second loan modification requires that the Partnership make monthly payments of principal and interest based upon a (i) 25-year amortization schedule plus 100% of net cash flow from July 1, 1992 through June 1, 1993 and (ii)a 15-year amortization schedule plus 50% of net cash flow from July 1, 1993 through July 1, 1997, the extended maturity date. The Lender has the option to accelerate the loan maturity on July 1 of each year if the property is not: (i) in good condition and repair; (ii) occupied at a rate that is equal to the prevailing occupancy rate for similar properties in the same locale; and (iii) leased at rental rates which are at least 90% of the prevailing rate for similar properties in the same locale.

    The Bear Canyon III building is currently under contract for sale. The Partnership will consider reverting the property to the first mortgage lender during 1996 if the property cannot be sold to an unaffiliated third party. As of December 31, 1995 and 1994, the carrying amount of the affected real estate pledged as collateral is $1,461,925 and the resulting loss of $345,933 was included in the adjustment to liquidation basis in the statement of changes in net liabilities in liquidation for the period from July 1 to December 31, 1994.

(b) On April 20, 1995 the Partnership received a modification from the Bear Canyon I first mortgage lender extending the maturity date from May 1, 1995 to May 1, 1996. The modification increased the interest rate from 8.875% to 10%. Interest is payable monthly and additional payments of 50% of annual cash flow, if any, calculated quarterly as of December 31, March 31, June 30 and September 30 shall be applied to the principal of the note.

    The Bear Canyon I building is currently under contract for sale. As of December 31, 1995 and 1994, the carrying amount of the affected real estate pledged as collateral is $414,730 and the resulting loss of $344,452 was included in the adjustment to liquidation basis in the statement of changes in net liabilities in liquidation for the period July 1 to December 31, 1994.

    In the event that the current contract does not result in a sale of the property, the Partnership will request that the lender forebear from exercising its rights under the loan agreement until a sale is effected.

(c) On August 19, 1994, the Partnership received a notice of default from the first mortgage lender. The notice stated that the default was a result of the Partnership's failure to make the interest payments of $18,065 due July 8, 1994 and August 8, 1994. The notice also stated that the Partnership had five business days from receipt of the notice to cure the default or the Lender would exercise its rights granted under the security documents by and between the Partnership and Finova Capital Corporation ("the Lender"). The Partnership decided not to cure the default and on October 19, 1994, agreed to a joint stipulation for entry of final judgment of foreclosure and for appointment of a receiver. The Partnership and Lender further agreed that if the Receiver is unsuccessful in liquidating the property by May 31, 1995, the Lender would immediately thereafter obtain a sale date for the property to be sold at a foreclosure sale which would take place no later than June 30, 1995. On May 31, 1995, a Certificate of Sale was filed in Brevard County, Florida and on June 13, 1995, title of the property was transferred to the Lender.

    As of December 31, 1994, the carrying amount of the affected real estate pledged as collateral was written down to the related outstanding debt of $2,257,385 and the resulting loss of $1,093,098 was included in the adjustment to liquidation basis in the statement of changes in net liabilities in liquidation for the period from July 1 to December 31, 1994.

(d) On May 26, 1995, the Partnership paid off the Bear Canyon II first mortgage as a result of the sale of the property to an unaffiliated third party for approximately $920,000.

    As of December 31, 1994, the carrying amount of the affected real estate pledged as collateral was written down to $840,000, the sales contract amount less estimated costs to dispose. The resulting loss of $187,714 was included in the adjustment to liquidation basis in the statement of changes in net liabilities in liquidation for the period from July 1 to December 31, 1994.

    The Partnership paid interest on all of its mortgages of $205,266 for the year ended December 31, 1995 and $84,770 for the period July 1, 1994 to December 31, 1994 and $211,533 for the period January 1, 1994 to June 30, 1994; and $406,050 for the year ended
December 31, 1993, respectively.

(5) TRANSACTIONS WITH AFFILIATES:

   The General Partners and other affiliates provide various services to support operating activities of the Partnership. Fees, commissions and other expenses incurred by the Partnership with respect to such services are as follows:

                                      Year ended         July 1, 1994 to
                                   December 31, 1995    December 31, 1994

Legal fees                                   $   300            $92,130

Management fees and reimbursable
 administrative services                      80,884             60,282


                                   January 1, 1994           Year ended
                                  to June 30, 1994      December 31, 1993

Legal fees                                   $ 1,800           $ 34,600

Managment fees and reimbursable
 administrative services                      60,282            115,732


    The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. Management fees cannot exceed 6% of the gross operating revenues generated by the Partnership's properties. The Partnership had payables to affiliates for management fees and reimbursable administrative services of $230,662 and $433,015 at December 31, 1995, 1994, respectively. The Partnership had payables to affiliates for legal fees of $141,156 at December 31, 1994.

(6) OPERATING LEASES:

    Rental income received from Florida Food & Drug of Country Club Plaza, approximated 11%, 18%, 18% and 20% of rental income for the Partnership for the year ended December 31, 1995; the period July 1, 1994 to December 31, 1994; January 1, 1994 to June 30, 1994; and
the year ended December 31, 1993.

EXHIBITS

TO

BRAUVIN REAL ESTATE FUND L.P. 3
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED
DECEMBER 31, 1995

EXHIBIT INDEX

BRAUVIN REAL ESTATE FUND L.P. 3

FORM 10-K

For the fiscal year ended December 31, 1995



   Exhibit (10)(b)(1)  Management Agreement

   Exhibit (28)        Pages 9-13 and A-8 to A-16 of the
Prospectus, as supplemented, and the Articles

EXHIBIT
(10)(b)(1)

EXHIBIT
(28)