Form 10-Q
period 1996-03-31
BRAUVIN REAL ESTATE FUND LP 3
filed 1996-05-14
CIK 715988

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       March 31, 1996

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ________________.

     Commission File Number          0-11975

                         BRAUVIN REAL ESTATE FUND L.P. 3
             (Exact name of registrant as specified in its charter)

                Delaware                                   36-3290420
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification Number)

     150 South Wacker Drive, Chicago, Illinois              60606
     (Address of principal executive offices)             (Zip Code)

                                (312) 443-0922
               (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES    X     NO       .

                    BRAUVIN REAL ESTATE FUND L.P. 3

                                INDEX

                                                                       Page
PART I  Financial Information
Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . .     3

        Statements of Net Liabilities in Liquidation at
        March 31, 1996 (unaudited) and December 31, 1995
        (audited) - (Liquidation Basis). . . . . . . . . . . . . . .     4

        Statement of Changes in Net Liabilities in
        Liquidation for the three months ended
        March 31, 1996 (unaudited) - (Liquidation Basis) . . . . . .     5

        Statement of Changes in Net Liabilities in
        Liquidation for the three months ended
        March 31, 1995 (unaudited) - (Liquidation Basis) . . . . . .     6

        Notes to Financial Statements. . . . . . . . . . . . . . . .     7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . .    11

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .    13

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .    13

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .    13

Item 4. Submission of Matters to a Vote of Security Holders  . . . .    13

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .    13

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

                     PART I - FINANCIAL INFORMATION


ITEM 1.    Financial Statements

     Except for the December 31, 1995 audited Statement of Net Liabilities in Liquidation (Liquidation Basis), the following Statement of Net Liabilities in Liquidation (Liquidation Basis) as of March 31, 1996, the Statement of Changes in Net Liabilities in Liquidation (Liquidation Basis) for the three months ended March 31, 1996, the Statement of Changes in Net Liabilities in Liquidation (Liquidation Basis)for the three months ended March 31, 1995, for Brauvin Real Estate Fund L.P. 3 (the "Partnership") are unaudited but reflect, in the opinion of management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                    BRAUVIN REAL ESTATE FUND L.P. 3
                    (a Delaware limited partnership)

              STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                          (Liquidation Basis)


                                         March 31,        December 31,
                                           1996              1995
                                        (Unaudited)        (Audited)

ASSETS
Cash                                    $   21,362        $   28,032
Tenant receivables                              --            13,395
Other assets                                21,297            16,033
Real estate held for sale                1,905,783         1,876,655

  Total Assets                          $1,948,442        $1,934,115
LIABILITIES
Accounts payable and other accrued
  expenses                              $   32,923        $   29,901
Due to affiliates:
  Management fees and reimburseables       244,380           230,662
Security deposits                           22,036            22,937
Mortgages payable                        1,724,170         1,749,375

  Total Liabilities                      2,023,509         2,032,875

Net liabilities in liquidation          $   75,067        $   98,760













                        See accompanying notes.

                      BRAUVIN REAL ESTATE L.P.  3
                   (a Delaware limited partnership)

 STATEMENT OF CHANGES IN NET LIABILITIES  IN LIQUIDATION-(UNAUDITED)
                 For the three months ended March 31, 1996
                         (Liquidation Basis)



   Net liabilities in liquidation at
     December 31, 1995                                     $(98,760)

   Adjustment to provision of estimated
     losses through date of liquidation                      23,693

   Net liabilities in liquidation at
     March 31, 1996                                        $(75,067)






























                        See accompanying notes.

                     BRAUVIN REAL ESTATE L.P.  3
                   (a Delaware limited partnership)

 STATEMENT OF CHANGES IN NET LIABILITIES  IN LIQUIDATION-(UNAUDITED)
            For the three months ended March 31, 1995
                         (Liquidation Basis)



   Net liabilities in liquidation at
     December 31, 1994                                   $(480,310)

   Net liabilities in liquidation at
     March 31, 1995                                      $(480,310)

































                        See accompanying notes.

                   BRAUVIN REAL ESTATE FUND L.P. 3
                   (a Delaware limited partnership)

                    NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Presentation:

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

   Effective July 1, 1994, the General Partners decided to cease operations and liquidate all of the Partnership's assets in an orderly manner. It is the Partnership's intention to sell all of its real estate holdings or negotiate an uncontested foreclosure of the properties to the lenders.

   As a result of the General Partners' decision to cease operations, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 30, 1994 have been prepared on a liquidation basis. Accordingly, at March 31, 1996 and December 31, 1995, the carrying value of the assets were presented at estimated realizable amounts and all liabilities were presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including assumptions regarding the amounts that creditors would agree to accept in settlement of obligations due them, the estimate of liquidation costs to be incurred and the resolution of contingent liabilities, including tax liabilities, resulting from the liquidation. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected.

(2) MORTGAGES PAYABLE:

   Mortgages payable at March 31, 1996 and December 31, 1995 consist of the following:
                                          First Mortgages
                       March 31,      December 31,     Interest     Date
                         1996             1995           Rate        Due

Bear Canyon Office
 Buildings
        I(b)           $  399,960      $  399,960       10.00%      5/96
        III(a)          1,324,210       1,349,415        3.00%      7/97
                       $1,724,170      $1,749,375


(a) The terms of the mortgage loan on Bear Canyon Office Building III were modified for the first time in the third quarter of 1990 and for the second time in the third quarter of 1991. The second loan modification requires that the Partnership make monthly payments of principal and interest based upon a (i) 25-year amortization schedule plus 100% of net cash flow from July 1, 1992 through June 1, 1993 and
(ii) a 15-year amortization schedule plus 50% of net cash flow from July 1, 1993 through July 1, 1997, the extended maturity date. The Lender has the option to accelerate the loan maturity on July 1 of each year if the property is not: (i) in good condition and repair;
(ii) occupied at a rate that is equal to the prevailing occupancy rate for similar properties in the same locale; and (iii) leased at rental rates which are at least 90% of the prevailing rate for similar properties in the same locale.
    The potential buyer of the Bear Canyon III building canceled the contract for sale upon completion of its due diligence review, however, another potential third party purchaser is currently undergoing contract negotiations with the Partnership for the sale of the Bear Canyon III building. As of March 31, 1996 and December 31, 1995, the carrying amount of the affected real estate pledged as collateral is $1,461,925.


    (b)On April 20, 1995 the Partnership received a modification from the Bear Canyon I first mortgage lender extending the maturity date from May 1, 1995 to May 1, 1996. The modification increased the interest rate from 8.875% to 10%. Interest is payable monthly and additional payments of 50% of annual cash flow, if any, calculated quarterly as of December 31, March 31, June 30 and September 30 shall be applied to the principal of the note.

    On April 3, 1996 the Bear Canyon I building was sold to an unaffiliated third party for approximately $625,000. The Partnership paid off the mortgage payable from the proceeds of the sale.

    The Partnership paid interest on all of its mortgages of $20,158 for the three months ended March 31, 1996.


(3) ADJUSTMENT TO LIQUIDATION BASIS:

    Effective July 1, 1994, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. At March 31, 1996, the provision for estimated losses through date of liquidation was decreased by the Partnership net income of $23,693.

(4) TRANSACTIONS WITH AFFILIATES:

   The General Partners and other affiliates provide various services to support operating activities of the Partnership. Fees, commissions and other expenses incurred by the Partnership with respect to such services for the three months ended March 31, 1996 and 1995 are as follows:


                                              1996              1995

Management fees and reimbursable
 administrative services                     $13,718          $22,427

Legal fees                                        --              300


   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. Management fees cannot exceed 6% of the gross operating revenues generated by the Partnership's properties. The Partnership had payables to affiliates for management fees and reimbursable administrative services of $244,380 and $230,662 at March 31, 1996 and December 31, 1995, respectively.

(5)       SUBSEQUENT EVENT - SALE OF BEAR CANYON I OFFICE BUILDING:

   On April 3, 1996, the Partnership sold the Bear Canyon I office building to an unaffiliated third party for approximately $625,000. The net sales proceeds to the Partnership was approximately $171,000. The proceeds from this sale will be used to pay outstanding obligations of the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Liquidity and Capital Resources

    The General Partners of the Partnership have decided to conclude the Partnership operations. During the first quarter of 1996, the Partnership continued to work toward the disposition of its properties and the winding up of its affairs. The Partnership continues to be unable to pay its operating expenses and several expense items are being accrued for payment out of property sales proceeds.

    It is the intention of the General Partners to conclude the Partnership's operations during the third quarter of 1996. There can be no assurance that this timing will be met due to circumstances beyond the control of the General Partners. In light of the Partnership's current operating condition and expenses which have been accrued, the proceeds from the sale of the Partnership's properties will, in all likelihood, not be sufficient to return investors' initial capital.

Results of Operations - For the three months ended March 31, 1996 compared to March 31, 1995

    Pursuant to its liquidation basis of accounting, results of operations have been charged to the provision of estimated losses through date of liquidation. The results of operations for the three months ended March 31, 1996 reflect net income of $23,693 compared to net income of $155,818 for the three months ended March 31, 1995, a decrease of approximately $132,100. The primary reason for the decline in net income was the decrease in rental revenues as a result of the decrease in properties owned and operated during 1996. Partially offsetting this decline in rental revenue was a decrease in expenses due to fewer properties owned and operated during the period ended in 1996.

    Total income generated for the three months ended March 31, 1996 was $121,046 compared to $376,930 for the three months ended March 31, 1995, a decrease of approximately $255,900. The decrease in total income is due to a decrease in properties owned and operated as a result of the sale of Bear Canyon II in May 1995 and the foreclosure of Country Club in June 1995.

    Total expenses for the three months ended March 31, 1996 were $97,353 compared to $221,112 for the three months ended March 31, 1995, a decrease of approximately $123,800. The decrease in expenses is mainly due to a decrease in property operating expenses as the result of the decrease in properties owned and operated.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

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


DATE: May 13, 1996