Form 10-Q
period 1996-06-30
BRAUVIN REAL ESTATE FUND LP 3
filed 1996-08-14
CIK 715988

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended       June 30, 1996

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

                BRAUVIN REAL ESTATE FUND L.P. 3

                                INDEX

                                                                Page
PART I  Financial Information
Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . .     3

        Statements of Net Liabilities in Liquidation at
        June 30, 1996 (unaudited) and December 31, 1995
        (audited) - (Liquidation Basis). . . . . . . . . . . . . . .     4

        Statement of Changes in Net Liabilities in
        Liquidation for the six months ended
        June 30, 1996 and 1995(unaudited) -
        Liquidation Basis) . . . . . . . . . . . . . . . . . . . . .     5

        Statement of Changes in Net Liabilities in
        Liquidation for the three months ended
        June 30, 1996 and 1995(unaudited) -
        (Liquidation Basis). . . . . . . . . . . . . . . . . . . . .     6

        Notes to Financial Statements. . . . . . . . . . . . . . . .     7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . .    11

PART II Other Information

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .    13

Item 2. Changes in Securities. . . . . . . . . . . . . . . . . . . .    13

Item 3. Defaults Upon Senior Securities. . . . . . . . . . . . . . .    13

Item 4. Submission of Matters to a Vote of Security Holders  . . . .    13

Item 5. Other Information. . . . . . . . . . . . . . . . . . . . . .    13

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

                PART I - FINANCIAL INFORMATION


ITEM 1.    Financial Statements

     Except for the December 31, 1995 audited Statement of Net Liabilities in Liquidation (Liquidation Basis), the following Statement of Net Liabilities in Liquidation (Liquidation Basis) as of June 30, 1996, the Statement of Changes in Net Liabilities in Liquidation (Liquidation Basis) for the six months ended June 30, 1996 and 1995, the Statement of Changes in Net Liabilities in Liquidation (Liquidation Basis) for the three months ended June 30, 1996 and 1995, for Brauvin Real Estate Fund L.P. 3 (the "Partnership") are unaudited but reflect, in the opinion of management, all adjustments necessary to present fairly the information required. All such adjustments are of a normal recurring nature.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 1995 Annual Report on Form 10-K.

                    BRAUVIN REAL ESTATE FUND L.P. 3
                    (a Delaware limited partnership)

              STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                          (Liquidation Basis)


                                        June 30,        December 31,
                                         1996               1995
                                      (Unaudited)        (Audited)

ASSETS
Cash                                    $   67,118        $   28,032
Tenant receivables                          15,908            13,395
Other assets                                22,471            16,033
Real estate held for sale                1,461,925         1,876,655

  Total Assets                          $1,567,422        $1,934,115

LIABILITIES
Accounts payable and other accrued
  expenses                              $   26,984        $   29,901
Due to affiliates:
  Management fees and reimburseables       152,138           230,662
Security deposits                           18,589            22,937
Mortgages payable                        1,298,815         1,749,375
Estimated losses through date of
  liquidation                               70,896                --

  Total Liabilities                      1,567,422         2,032,875

Net liabilities in liquidation          $        0        $   98,760











                        See accompanying notes.

                     BRAUVIN REAL ESTATE L.P.  3
                   (a Delaware limited partnership)

 STATEMENT OF CHANGES IN NET LIABILITIES  IN LIQUIDATION-(UNAUDITED)

                         (Liquidation Basis)

                                            For the six months ended
                                             June 30,       June 30,
                                               1996            1995

   Net liabilities in liquidation at
     beginning of period                     $(98,760)     $(480,310)

   Net income                                 169,656        323,678

   Adjustment to provision of estimated
     losses through date of liquidation       (70,896)       (36,000)

   Net liabilities in liquidation at
     end of period                           $      0      $(192,632)


























                        See accompanying notes.

                     BRAUVIN REAL ESTATE L.P.  3
                   (a Delaware limited partnership)

 STATEMENT OF CHANGES IN NET LIABILITIES  IN LIQUIDATION-(UNAUDITED)

                         (Liquidation Basis)

                                             For the three months ended
                                             June 30,       June 30,
                                               1996            1995


   Net liabilities in liquidation at
     beginning of period                     $(75,067)     $(480,310)
   Net income                                 145,963        167,860

   Adjustment to provision of estimated
    losses through date of liquidation        (70,896)       119,818

   Net liabilities in liquidation at
    end of period                            $      0      $(192,632)
























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

   As a result of the General Partners' decision to cease operations, and in accordance with generally accepted accounting principles, the Partnership's financial statements for periods subsequent to June 30, 1994 have been prepared on a liquidation basis. Accordingly, at June 30, 1996 and December 31, 1995, the carrying value of the assets were presented at estimated realizable amounts and all liabilities were presented at estimated settlement amounts, including estimated costs associated with carrying out the liquidation. Preparation of the financial statements on a liquidation basis requires significant assumptions by management, including assumptions regarding the amounts that creditors would agree to accept in settlement of obligations due them, the estimate of liquidation costs to be incurred and the resolution of contingent liabilities, including tax liabilities, resulting from the liquidation. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected.


            NOTES TO FINANCIAL STATEMENTS - (CONTINUED)
(2) MORTGAGES PAYABLE:

   Mortgages payable at June 30, 1996 and December 31, 1995 consist of the following:
                             First Mortgages
                         June 30,      December 31,     Interest     Date
                          1996           1995             Rate        Due

Bear Canyon Office
 Buildings
        I(b)              $       --    $  399,960          10.00%   5/96
        III(a)             1,298,815     1,349,415           3.00%   7/97
                          $1,298,815    $1,749,375


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

    The potential buyer of the Bear Canyon III building whose contract was disclosed in the December 31, 1995 financial statements canceled the contract for sale upon completion of its due diligence review. Subsequent to this action the Partnership received a contract for sale to another third party purchaser, the purchaser has requested an extension of time in order to complete its financing. The Partnership is now considering extending the contract for a limited time; and in the event the potential purchaser is unable to secure financing shortly, the Partnership will resume actively marketing the

           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

property to potential third party purchasers. As of June 30, 1996 and December 31, 1995, the carrying amount of the affected real estate pledged as collateral is $1,461,925.

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

    The Partnership paid interest on all of its mortgages of $33,744 for the six months ended June 30, 1996.


(3) ADJUSTMENT TO LIQUIDATION BASIS:

    Effective July 1, 1994, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. At June 30, 1996, the provision for estimated losses through date of liquidation was decreased by the Partnership net income of $169,656 and increased by estimated losses through date of liquidation of $70,896.

(4) TRANSACTIONS WITH AFFILIATES:

   The General Partners and other affiliates provide various services to support operating activities of the Partnership. Fees, commissions and other expenses incurred by the Partnership with respect to such services for the six months ended June 30, 1996 and 1995 are as follows:

                                            1996          1995

Management fees and reimbursable
 administrative services                   $26,856       $45,189

Legal fees                                      --            --


   The Partnership believes the amounts paid to affiliates are representative of amounts which would have been paid to independent parties for similar services. Management fees cannot exceed 6% of the gross operating revenues generated by the Partnership's properties. The Partnership had payables to affiliates for management fees and reimbursable administrative services of $152,138 and $230,662 at June 30, 1996 and December 31, 1995, respectively.

(5)  SALE OF BEAR CANYON I OFFICE BUILDING:

   On April 3, 1996, the Partnership sold the Bear Canyon I office building to an unaffiliated third party for approximately $625,000. The net sales proceeds to the Partnership was approximately $171,000. The proceeds from this sale was used to pay outstanding obligations of the Partnership.

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

    Liquidity and Capital Resources

    The General Partners of the Partnership have decided to conclude the Partnership operations. During the second quarter of 1996, the Partnership continued to work toward the disposition of its properties and the winding up of its affairs. The Partnership continues to be unable to pay its operating expenses and several expense items are being accrued for payment out of property sales proceeds.

    It is the intention of the General Partners to conclude the Partnership's operations during the fourth quarter of 1996. There can be no assurance that this timing will be met due to circumstances beyond the control of the General Partners. In light of the Partnership's current operating condition and expenses which have been accrued, the proceeds from the sale of the Partnership's properties will, in all likelihood, not be sufficient to return investors' initial capital.

Results of Operations - For the six months ended June 30, 1996 compared to June 30, 1995

    Pursuant to its liquidation basis of accounting, results of operations have been charged to the provision of estimated losses through date of liquidation. The results of operations for the six months ended June 30, 1996 reflect net income of $9,293 compared to net income of $43,547 for the six months ended June 30, 1995, a decrease of approximately $34,300. The primary reason for the decline in net income was the decrease in rental revenues as a result of the decrease in properties owned and operated during 1996. Partially offsetting this decline in rental revenue was a decrease in expenses due to fewer properties owned and operated during the period ended in 1996.

    Total income generated for the six months ended June 30, 1996 was $217,219 compared to $476,607 for the six months ended June 30, 1995, a decrease of approximately $259,400. The decrease in total income is due to a decrease in properties owned and operated as a result of the sale of Bear Canyon II in May 1995 and the foreclosure of Country Club in June 1995 and the sale of Bear Canyon I in April 1996.

    Total expenses for the six months ended June 30, 1996 were $207,926 compared to $433,060 for the six months ended June 30, 1995, a decrease of approximately $225,100. The decrease in expenses is mainly due to a decrease in property operating expenses as the result of the decrease in properties owned and operated.

Results of Operations - For the three months ended June 30, 1996 compared to June 30, 1995

    Pursuant to its liquidation basis of accounting, results of operations have been charged to the provision of estimated losses through date of liquidation. The results of operations for the three months ended June 30, 1996 reflect net loss of $14,400 compared to net loss of $112,271 for the three months ended June 30, 1995, a decrease of approximately $97,900. The primary reason for the decrease in net loss was the decrease in expenses due to fewer properties owned and operated during the period ended in 1996. Partially offsetting this decline in expenses was a decrease in rental revenues as a result of the decrease in properties owned and operated during 1996.

    Total income generated for the three months ended June 30, 1996 was $96,173 compared to $99,677 for the three months ended June 30, 1995, a decrease of approximately $3,500. The decrease in total income is due to a decrease in properties owned and operated as a result of the sale of Bear Canyon II in May 1995 and the foreclosure of Country Club in June 1995 and the sale of Bear Canyon in April 1996.

    Total expenses for the three months ended June 30, 1996 were $110,573 compared to $211,948 for the three months ended June 30, 1995, a decrease of approximately $101,400. The decrease in expenses is mainly due to a decrease in property operating expenses as the result of the decrease in properties owned and operated.

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



                   BY:  Brauvin Realty Partners, Inc.
                        Corporate General Partner of
                        Brauvin Real Estate Fund L.P. 3


                        BY:   /s/ Jerome J. Brault
                              Jerome J. Brault
                              President and
                              Chief Executive Officer


                        DATE: August 14, 1996



                        BY:   /s/ B. Allen Aynessazian
                              B. Allen Aynessazian
                              Chief Financial Officer


                        DATE: August 14, 1996